Form 10-K
period 1993-12-31
PRO QUEST INC
filed 1997-04-02
CIK 814153

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C.  20549

                            FORM 10-K


      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1933


               FOR THE YEAR ENDED DECEMBER 31, 1993

                COMMISSION FILE NUMBER 33-14125-D

                         PRO QUEST, INC.

Colorado                                               84-1055272
(State of Incorporation)  (I.R.S. Employer Identification Number)

                           1821 WCR 27
                      BRIGHTON, COLORADO 80601
                          (303) 659-0018

  (Address and telephone number of principal executive offices)

   Securities registered pursuant to Section 12(g) of the Act:

                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes          No   X
                                                    -------     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.
[Included in Item 11 hereof.]

The aggregate market value of voting shares held by nonaffiliates of the registrant as of December 31, 1993 was $ -0-. Trading in the shares of the registrant was voluntarily suspended in November, 1988. Registrant is unaware of any private trades of the securities other than as specifically described herein.

As of December 31, 1993, there were 144,587,450 of the registrant's Common Shares, par value $.0001 per share, outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

                               None

                              PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     Pro Quest, Inc. (the "Company") was incorporated under the laws of the State of Colorado on March 10, 1987. The Company was formed for the purpose of engaging in sports promotion activities and also for the purpose of evaluating, structuring and completing the merger with, or acquisition of, one or more private companies, partnerships or sole proprietorships. In evaluating merger or acquisition candidates, particular emphasis was placed on business-es engaged in sports promotion activities or other sports-related activities, though not to the total exclusion of businesses engaged in other industries.

     On July 6, 1987, the Company commenced a public offering of securities pursuant to a Registration Statement on Form S-18. The offering closed on July 21, 1987, after the sale of 30,000,000 units. Each unit consisted of one Common Share, par value $.0001 per share, one Class A Warrant, one Class B Warrant and one Class C Warrant. Each Class A Warrant was exercisable to purchase one Common Share at $.02 per share commencing October 4, 1987, until October 4, 1988. Each Class B Warrant was exercisable to purchase one Common Share at an exercise price of $.05 per share commencing October 4, 1987 until April 4, 1989, and each Class C Warrant was exercisable to purchase one Common Share at an exercise price of $.10 per share commencing October 4, 1987, until October 4, 1989. The Company reserved the right to extend the exercise periods of the Warrants and to reduce the exercise price by up to 50% of the initial exercise price.

     Total proceeds from the offering were $300,000. Commissions and offering expenses payable by the Company totaled $61,914. Net proceeds to the Company were approximately $238,086.

     The Company called the Class A Warrants for redemption in November, 1987. Of the 30,000,000 Class A Warrants outstanding, 10,587,450 Class A Warrants were exercised, and the remaining 19,412,4550 Class A Warrants were redeemed. As a result, the Company received $208,308 in proceeds, net of $3,441 in redemption expenses. No calls or redemptions have been made of the Class B or Class C Warrants.

     The Company was formed primarily to engage in sports promotion or other sports-related activities. The Company proposed to establish such activities, in part, through the merger or acquisi-tion of one or more "target" entities already engaged in such activities. Such entities were expected to consist of private companies, partnerships or sole proprietorships.

     For approximately eighteen (18) months following the comple-tion of the Company's public offering, management evaluated several merger or acquisition candidates. After preliminary evaluations, management identified several candidates considered to be worthy of in-depth evaluations, consisting of, among others, R. S. Specialties, Inc. ("R.S."), M & M Travel, Ltd. ("M&M"), The Leland Corporation ("Leland"), For Your Eyes Only, Inc. ("FYE"), Actoma Resources, Ltd. ("Actoma"), and Factory Outlet II dba Martial Arts Supply. After review of the candidates, the Company entered into letters of intent with each of them with a view toward completing acquisitions or mergers. However, none of the efforts were successful and the Company abandoned the prospects.

     In August, 1987, the Company acquired 28,000,000 shares of restricted common stock of International Medical Systems, Inc. ("IMS"). The Company also loaned $25,000 to IMS, in the form of an unsecured debenture, with interest at 9% per annum. IMS, of which Messrs. Petrucci and Crawford were officers, directors and shareholders, proposed to engage in sports-medicine activities following successful completion of a public offering. The Company abandoned its investment in IMS in 1988. The Company loss with respect to the investment was reflected in the operating statements of the Company for the fiscal year ended December 31, 1988.

     In January, 1988, the Company formed Pro Quest Marketing Associates, Inc., a wholly-owned subsidiary which was expected to engage in certain sales, marketing and franchising activities relating to products and services which the Company might have offered. Pro Quest Marketing Associates, Inc. engaged primarily in organizational activities. It discontinued operation in July of 1988.

     In May, 1988, the Company entered into a contract with a New Jersey-based investment banking firm, Financial Resources Corporation ("FRC"), which provided for such firm to locate, screen and present viable acquisition candidates to the Company. In connection with the contract, the Company paid an initial fee of $15,000. Subsequently, additional fees in the amount of $30,000 which were due under the terms of the contract were satisfied by the issuance of 34,000,000 shares of restricted common stock of the Company in exchange for the outstanding fees plus a payment of $4,000. In October, 1988 the Company terminated, for cause, the consulting contract with FRC.

     On November 18, 1988, the Company entered into an agreement of merger which provided for a tax-free exchange of 166,000,000 restricted shares of the Company for all of the outstanding shares of Kettenbauer Technology Corporation ("Kettenbauer"). Kettenbauer held rights to a proprietary process to purify toxic waste. The agreement was mutually rescinded in December of 1988.

     The Company has been inactive since December 31, 1988. For the fiscal year ended December 31, 1993, the Company had a net operating loss of $2,689 and a cumulative loss from inception of $593,574. Shareholder deficit as of December 31, 1993, was $110,029.

RECENT DEVELOPMENTS

     The Company was "suspended" by the State of Colorado and administratively dissolved on January 1, 1993.

SUBSEQUENT EVENTS

     The Company was reinstated by the Colorado Department of State in October of 1995. Currently, it is in Good Standing in Colorado. However, there is no trading in the shares of the Company.

     Effective September 30, 1994, the 33,150,000 shares of the Company issued to FRC were repurchased in exchange for cancellation of obligations of FRC to the Company and a waiver of claims between the parties. The Company will not receive any of the initial $15,000 payment of fees, however.

     On November 23, 1994, Stephen G. Petrucci as "Seller" and Randy Sasaki as "Purchaser" entered into a Stock Purchase Agreement ("Agreement") pursuant to which the Purchaser will acquire 27,500,000 shares of the Company from Seller. Other than as specifically described herein, the terms of the Agreement are confidential.

     The transaction has not closed as of March 1, 1997, although the parties have taken significant steps to complete it. There is no assurance that the transaction will close, but management believes that it will be successfully concluded by April 30, 1997. For further discussion, see Item 11 of this Form 10-K.

     The Purchaser has not provided to management any specific plan for his ownership of the shares of the Company. Management believes that the Purchaser will seek to require the Company to elect new management. There is no assurance that by reason of the Purchaser's ownership, the capitalization, ownership, management or operation of the Company will remain unchanged.

BACKLOG

     Backlog is not material to an understanding of the Company's present business activities. The Company has no business and therefore is not subject to renegotiation of profits or termination of contracts or subcontracts, either at the election of the federal government or otherwise.

REGULATION

     Compliance with federal, state and local laws does not have a material effect on the Company's present operations. The Company has not been a party to any bankruptcy, receivership, reorganization, readjusting or similar proceeding. The Company has no present operations, is not subject to seasonal variation, and is not involved in any industry segment.

EMPLOYEES

     The Company has no employees. The president, Mr. Petrucci, from time to time performs certain legal functions on behalf of the Company at no cost to the Company. At some future date, the Board of Directors may elect to compensate Mr. Petrucci for the aforementioned services.

ITEM 2.  PROPERTIES

     The Company does not maintain a full time office. From 1989 through 1993, certain space has been provided by Mr. Petrucci at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceeding. Certain holders of accounts payable by the Company may attempt to collect amounts owed to them; however, management believes that collection of some of those amounts may be barred by applicable statute(s) of limitations.

     Taxes may be payable by the Company and are reflected as an obligation of the Company in its financial statements. Management knows of no efforts to date to enforce collection of those taxes; however, there is no assurance that the taxes will be avoided, forgiven or otherwise compromised or that efforts to collect them by legal proceedings or levy will not be employed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                               None


                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON SHARES
          AND RELATED SHAREHOLDER MATTERS

     Trading in the stock of the Company was voluntarily suspended in November, 1988. Management does not know of any trading or private sales activity of the stock since that date, other than as specifically described in Item 11 of this Form 10-K.

     Prior to the suspension of trading, the Company's Common Shares were traded over-the-counter and were listed in the "pink sheets" maintained by members of the National Association of Securities Dealers, Inc. ("NASD"). At the time of the suspension of trading, the "High" Bid price per Share was $.01, and the "Low" Bid price per Share was $.0025.

     The number of record holders of Common Shares as of September 1, 1994 (the last date obtained by management) was approximately 215.

     Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Shares have been paid by the Company nor does the Company anticipate that dividends can or will be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for the last five (5) fiscal years ended December 31:

                                    FISCAL YEAR ENDED DECEMBER 31
  INCOME (LOSS) STATEMENT       1993      1992       1991        1990      1989
--------------------------      ----      ----       ----        ----      ----
Revenues                         $0         0          0           0         0
Cost and Expense               2,689    10,060      17,351      2,917     7,916
Income (Loss) from
 Continuing Operations       ($2,689)  (10,060)    (17,351)    (2,917)   (7,916)
Income (Loss from Continuing
 Operations per Common Share      *         *          *           *         *

     BALANCE SHEET
   ----------------
Current Assets                    0         0          0           0         0
Working Capital                   0         0          0           0         0
Total Assets                  10,551    10,551      10,551     10,551    10,551
Total Liabilities            120,580   117,891     107,831     90,480    87,563
Shareholders' Equity              *         *          *           *         *
Dividends Declared/Paid per
 Common Share                     0         0          0           0         0

                   *  LESS THAN $.01 PER SHARE

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     (a)  FINANCIAL CONDITION

     The Company utilized substantially all of its funds in 1987 and 1988 investigating several merger/acquisition candidates. It currently has no funds available, without debt or equity financing, to proceed with ongoing internal operations. It has been inactive since December 31, 1988.

     (b)  RESULTS OF OPERATIONS

     The Company is inactive. It has had no operation(s) since December, 1988. As of that date, the Company had no Current Assets, and Total Assets (consisting entirely of office equipment and organization expenses) were $15,754.

     For the fiscal year ending December, 1993, the Company had a net loss of $2,689 which was the result of general and administra-tive expense and accruing interest on outstanding obligations of the Company and not a result of any operation(s).

     (c)  EFFECT OF INFLATION

     Inflation and changing prices do not have a significant effect on the Company since presently it has no sales revenues or business activity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS

Opinion of independent certified public                       F-2
accountant as of December 31, 1993

Balance Sheets, audited, as of December 31, 1993,             F-3
and 1992

Consolidated Statements of Operations, audited, for the       F-4
years ended December 31, 1993, 1992, and 1991

Consolidated Statement of Stockholders' Equity                F-5
(Deficit), audited, for the year ending December 31, 1993.

Consolidated Statements of Cash Flow, audited, for the        F-6
years ended December 31, 1993, 1992, and 1991.

Schedules                                                    F-15



ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no material disagreements with its independent accountants on any matter of accounting principles or practices or financial statement disclosure since inception.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are listed below. Directors hold office until the next annual meeting of shareholders and until a successor is elected and qualified, or until their resignation. The Company has provided for the classification of the Board of Directors upon its expansion to six or more members. At the first annual meeting of shareholders held after such expansion, three classes of directors, as nearly equal in number as possible, will be elected to serve until the third, second, and next succeeding annual meeting, respectively. At subsequent meetings, persons being elected to fill directorships will hold office for terms expiring at the third succeeding annual meeting or upon their prior resignation or removal. Executive officers are elected by the Board of Directors to serve until their resignation or their earlier removal by the Board.

          Name           Age       Position
          ----           ---       --------
     Stephen G. Petrucci 42   President and Director

     Daryl K. MacCarter  47   Vice President, Secretary/
                              Treasurer and Director

     John J. Crawford    44   Director


     STEPHEN G. PETRUCCI. Mr. Petrucci has been President and a Director of the Company since March, 1987. He received a degree of Bachelor of Business Administration from the University of Notre Dame at South Bend, Indiana in 1973. He also received a Master of Science degree from Western Michigan University in 1977 and a Juris Doctor degree from the University of Denver, College of Law 1980. Mr. Petrucci has been licensed to practice law in the State of Colorado since 1981, and is a past member of the American, Colorado and Denver Bar Associations, the Association of Trial Lawyers of America and the Colorado Trial Lawyers Association. He has been admitted to practice before the Supreme Court of the State of Colorado since 1981 and the United States Court of Appeals for the 10th Circuit since 1983. He is currently in private practice in Denver, Colorado, concentrating in mergers and acquisitions, contract and general corporate law.

     DARYL K. MACCARTER, M.D. Dr. MacCarter has been Vice President, Secretary/Treasurer and a director of the Company since March, 1987. He received a Bachelor of Science degree in Pre-Medicine from Montana State University in Bozeman, Montana in 1969. He received a Master of Science degree in Pharmacology/ Physiology from the University of North Dakota, Grand Forks, North Dakota in 1972 and Doctor of Medicine degree from the University of Minnesota

Medical School, Minneapolis, Minnesota in 1975. Dr. MacCarter did his internal medicine residency at Yale University Affiliated Hospitals, Waterbury, Connecticut and his Rheumatology fellowship at the University of Michigan, Ann Arbor, Michigan in 1979 through 1980. He is board certified in internal medicine and rheumatology and is a Fellow of the American College of Physicians.

     JOHN J. CRAWFORD. Mr. Crawford has served as a director of the Company since March, 1987. He received a Bachelor of Science degree in Psychology in 1970 from Colorado State University, Fort Collins, Colorado.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation paid by the Company during the fiscal year ended December 31, 1993, to all officers and directors as a group. No officer or director received cash or cash-equivalent compensation of any kind.

                                             Cash Or Cash
Name Of Individual       Capacity In         Equivalent
Or Number In Group       Which Served        Compensation
------------------       ------------        ------------
Stephen G. Petrucci      President (CEO)        $ -0-

All Officers and         Officers and           $ -0-
directors                directors of
                         the Company


     Through 1988, non-management Board members were paid $250 for attendance at meetings of the Board of Directors. The Company established an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan, under which an aggregate of 7,000,000 Common Shares have been reserved for issuance. No options have been issued pursuant to either stock option plan of the Company.
 No directors have been paid fees since 1988.

     On November 23, 1994, Stephen G. Petrucci as "Seller" and Randy Sasaki as "Purchaser" entered into a certain Stock Purchase Agreement (the "Agreement" referred to throughout this Form 10-K). Pursuant to the Agreement, the Purchaser or his designees will acquire 27,500,000 Common Shares of stock of the Company (or approximately 20% of the outstanding common shares). The transaction contemplated by the Agreement has not closed as of March 1, 1997.

     The Purchaser has not provided the Company with either Forms 3, 4, or 5 or any representation(s) regarding Form 5. The filing of those Forms may be delinquent if the Purchaser under the Agreement has "beneficial ownership" as defined in those Forms and the Securities Exchange Act of 1934 and Rules and Regulations promulgated thereunder.

     If filing of any of the Forms was required on or after November 23, 1994, delinquencies may have occurred or currently exist: (i) Form 3 must be filed 10 days after a person becomes an officer, director, or 10% beneficial owner (or holder) of certain securities; (ii) Form 4 must be filed on or before the tenth day after the end of the month in which a reporting person acquires or disposes of the Company's securities; Form 5 must be filed on or before the 45th day after the Company's fiscal year in accordance with Rule 16a-3(f). The Purchaser under the Agreement has advised management that he will undertake to make such filings as soon as reasonably possible and in all events within the time limits set above after the closing of the transaction(s) contemplated by the Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following tabulates holdings of Common Shares of the Company by each person who, at September 1, 1994, hold of record or is known by management of the Company to own beneficially more than 5% of the Common Shares of the Company and, in addition, by all officers and directors of the Company individually and as a group. The shareholders listed below have sole voting and investment power except as noted.

                                           Common Shares        Percentage Of
     Name And Address                          Owned             Class Owned
     ----------------                      -------------        -------------

Stephen G. Petrucci                          69,500,000             48.07%
6227 East Long Place
Englewood, Colorado 80112

Daryl K. MacCarter (1)                          500,000               .35%
#2 Mockingbird Lane
Englewood, Colorado 80111

John J. Crawford (1)                              -0-                -0-
Suite 1700
6400 S. Fiddler's Green Circle
Englewood, Colorado 80111

All Directors and                            70,000,000             48.42%
Officers as a Group
(three persons)
------
(1) Daryl K. MacCarter and John J. Crawford will receive 500,000 and 400,000 shares, respectively, per the settlement of notes payable dated
     October 23, 1995

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              None.

        Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K

                PRO QUEST, INC. AND SUBSIDIARIES
                 (A Development Stage Company)


                      FINANCIAL STATEMENTS


          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page
                                                             ----
Independent Auditors' Report                                  F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets                              F-3

     Consolidated Statements of Operations                    F-4

     Consolidated Statement of Stockholders' (Deficit)        F-5

     Consolidated Statements of Cash Flows                    F-6

Notes to Consolidated Financial Statements                    F-7

Schedule V     Property, Plant and Equipment                 F-15

Schedule VI    Accumulated Depreciation and Amortization
               of Property, Plant and Equipment              F-15

                  INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF PRO QUEST, INC. AND SUBSIDIARIES
DENVER, COLORADO

We have audited the accompanying consolidated balance sheets of Pro Quest, Inc. and subsidiaries (a development stage enterprise) as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for each year in the three year period ended December 31, 1993, and the schedules listed in the Index. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and the schedules referred to above present fairly, in all material respects, the financial position of Pro Quest, Inc. and subsidiaries as of December
31, 1993 and 1992, and the results of its operations and its cash flows for each year in the three year period ended December 31, 1993 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses during its development stage and has limited capital that raises substantial doubt about the entity's ability to continue as a going concern.

                                   AJ. ROBBINS, P.C.
                                   CERTIFIED PUBLIC ACCOUNTANTS
                                   AND CONSULTANTS
Denver, Colorado
November 7, 1995

                PRO QUEST, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1993 AND 1992
               -----------------------------------

                                                         1993        1992
                                                      ----------   ---------
                                       ASSETS
                                       ------
PROPERTY, PLANT AND EQUIPMENT,
  at cost, net of depreciation of $2,939              $  10,351    $  10,351

OTHER ASSET, organization cost                              200          200
                                                      ---------    ---------
     Total Assets                                     $  10,551    $  10,551
                                                      ---------    ---------
                                                      ---------    ---------

                          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                          ---------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                    $  65,892    $  64,455
  Accounts payable stockholder/director                   7,703        7,703
  Accrued expenses                                       18,456       17,204
  Accrued salaries and taxes                             12,529       12,529
  Notes payable to officers/directors                    16,000       16,000
                                                       --------    ---------
     Total Current Liabilities                          120,580      117,891
                                                       --------    ---------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' (DEFICIT):
  Preferred stock, 20,000,000 shares
    authorized, $.10 par value,
    no shares issued and outstanding                       -            -
  Common stock, 800,000,000 shares
    authorized; $.0001 par value,
     144,587,450 shares issued and outstanding           14,459       14,459
  Additional paid-in capital                            469,086      469,086
  (Deficit) accumulated during the development stage   (593,574)    (590,885)
                                                       --------    ---------
     Total Stockholders' (Deficit)                     (110,029)    (107,340)
                                                       --------    ---------
     Total Liabilities and Stockholders' (Deficit)    $  10,551    $  10,551
                                                       --------    ---------
                                                       --------    ---------

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    PRO QUEST, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------

                                                                                                FROM INCEPTION
                                                                                               (MARCH 10, 1987)
                                                                                                       TO
                                                             FOR THE YEARS ENDED DECEMBER 31,   DECEMBER 31, 1993
                                                            ----------------------------------  -----------------
                                                            1993           1992           1991     (UNAUDITED)
                                                            ----           ----           ----
REVENUES:
  Interest                                             $      -      $       -      $       -    $     10,269
  Other                                                       -              -              -           1,718
                                                       ---------     ----------     -----------   -----------
                                                              -              -              -          11,987
                                                       ---------     ----------     -----------   -----------


OPERATING EXPENSES:
  General and administrative                               1,437          6,642         13,178        420,893
  Business evaluations                                        -              -              -         128,759
  Bad debt expense                                            -              -              -          28,295
  Depreciation                                                -              -              -           2,939
  Interest                                                 1,252          3,418          4,173         16,875
  Write-down obsolete equipment                               -              -              -           5,000
  Write-off worthless securities                              -              -              -           2,800
                                                       ---------      ---------     ----------    -----------
                                                           2,689         10,060         17,351        605,561
                                                       ---------      ---------     ----------    -----------
NET (LOSS)                                             $  (2,689)     $ (10,060)    $  (17,351)  $   (593,574)
                                                       ---------      ---------     ----------    -----------
                                                       ---------     ----------     -----------   -----------

NET (LOSS) PER SHARE                                   $   (*)        $   (*)       $    (*)     $      (*)
                                                       ---------      ---------     ----------    -----------
                                                       ---------     ----------     -----------   -----------

Weighted Average Number of
  Shares Outstanding                                 144,587,450    144,587,450    144,587,450    144,587,450
                                                     -----------    -----------    ------------   -----------
                                                     -----------    -----------    ------------   -----------


*Less than $.01 per share



  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                PRO QUEST, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
      ---------------------------------------------------

                                                                                                  (DEFICIT)
                                                                                                  ACCUMULATED
                                                               COMMON STOCK                        DURING THE        TOTAL
                                                      ---------------------------    CONTRIBUTED   DEVELOPMENT    STOCKHOLDERS'
                                                          SHARES         AMOUNT        CAPITAL       STAGE         (DEFICIT)
                                                      -------------   -----------    -----------  ------------    -------------
Balance, March 10, 1987                                       -       $      -       $      -      $      -        $        -

March 1987, stock issued to officers/directors,
  $.0001 per share:
    for cash                                           30,000,000          3,000             51            -             3,051
    for services                                       21,000,000          2,100              -            -             2,100

March 1987, stock issued for cash
 ($.0001 per share)                                    19,000,000          1,900            100            -             2,000

July 1987, stock issued for cash in public
offering ($.01 per share) less offering
costs of $61,914                                       30,000,000          3,000        235,086            -           238,086

November 1987, stock issued for exercise
of A warrants ($.02 per share) less
expenses of $3,441                                     10,587,450          1,059        207,249            -           208,308

Net (loss) for the period ended
December 31, 1987                                             -              -              -         (195,651)       (195,651)
                                                      -----------      ---------      ---------     -----------      ----------
Balance, December 31, 1987                            110,587,450         11,059        442,486       (195,651)        257,894

July 1988, stock issued for services
($.0009 per share)                                     34,000,000          3,400         26,600            -            30,000

Net (loss) for the year ended
December 31, 1988                                             -              -              -         (356,990)       (356,990)
                                                       ----------      ---------      ---------     -----------      ----------
Balance, December 31, 1988                            144,587,450         14,459        469,086       (552,641)        (69,096)

Net (loss) for the year ended
December 31, 1989                                             -              -              -           (7,916)         (7,916)
                                                       ----------      ---------      ---------     -----------      ----------
Balance, December 31, 1989                            144,587,450         14,459        469,086       (560,557)        (77,012)

Net (loss) for the year ended
December 31, 1990                                             -              -              -           (2,917)         (2,917)
                                                       ----------      ---------      ---------     -----------      ----------
Balance, December 31, 1990                            144,587,450         14,459        469,086       (563,474)        (79,929)

Net (loss) for the year ended
December 31, 1991                                             -              -              -          (17,351)        (17,351)
                                                       ----------      ---------      ---------     -----------      ----------
Balance, December 31, 1991                            144,587,450         14,459        469,086       (580,825)        (97,280)

Net (loss) for the year ended
December 31 1992                                              -              -              -          (10,060)        (10,060)
                                                       ----------      ---------      ---------     -----------      ----------
Balance, December 31, 1992                            144,587,450         14,459        469,086       (590,885)       (107,340)

Net (loss) for the year ended
December 31, 1993                                             -              -              -           (2,689)         (2,689)
                                                       ----------      ---------      ---------     -----------      ----------
Balance, December 31, 1993                            144,587,450      $  14,459      $ 469,086     $ (593,574)      $(110,029)
                                                       ----------      ---------      ---------     -----------      ----------
                                                       ----------      ---------      ---------     -----------      ----------

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     PRO QUEST, INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                 FROM INCEPTION
                                                                                                (MARCH 10, 1987)
                                                                                                       TO
                                                            FOR  THE YEARS ENDED DECEMBER 31,   DECEMBER 31, 1993
                                                       ---------------------------------------- -----------------
                                                           1993          1992            1991       (UNAUDITED)
                                                       -----------   ------------   -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                             $  (2,689)    $  (10,060)    $  (17,351)   $  (593,574)
Noncash expenses included in net (loss):
  Depreciation                                                 -              -              -          2,939
  Stock issued for services                                    -              -              -         32,100
  Write off equipment                                          -              -              -          5,000
  Write off worthless securities                               -              -              -          2,800
  Bad debt expense                                             -              -              -         26,045
  Changes in:
     Other current assets                                      -              -              -         (1,045)
     Accounts payable                                      1,437          7,974         14,432         73,595
     Accrued expenses                                      1,252          2,086          2,919         33,138
                                                       ---------     ----------     ----------    -----------
     Cash (Used) in
     Operating Activities                                      -              -              -       (419,002)
                                                       ---------     ----------     ----------    -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of furniture and fixtures                             -              -              -        (18,693)
Investment in subsidiary                                       -              -              -         (2,800)
Organization costs                                             -              -              -           (200)
Issuance of note receivable                                    -              -              -        (25,000)
Advances to officer                                            -              -              -        (51,750)
                                                       ---------     ----------     ----------    -----------
  Cash (Used) in
     Investing Activities                                      -              -              -        (98,443)
                                                       ---------     ----------     ----------    -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from sale of
  stock to insiders                                            -              -              -          5,051
Proceeds from sale of
  stock to public                                              -              -              -        238,086
Proceeds from exercise
  of A warrants                                                -              -              -        208,308
Issuance of short-term debt                                    -              -              -         66,000
                                                       ---------     ----------     ----------    -----------
  Cash Provided by
     Financing Activities                                      -              -              -        517,445
                                                       ---------     ----------     ----------    -----------
NET INCREASE (DECREASE)
IN CASH                                                        -              -              -            -

CASH, beginning of year                                        -              -              -            -
                                                       ---------     ----------     ----------    -----------
CASH, end of year                                      $       -     $        -      $       -    $       -
                                                       ---------     ----------     ----------    -----------
                                                       ---------     ----------     ----------    -----------


SUPPLEMENTAL   SCHEDULE  OF  NONCASH  INVESTING   AND   FINANCING ACTIVITIES:
Notes payable and accrued interest of $51,685 were assumed by the president for repayment of advances during 1988.


  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND ACTIVITY
Pro Quest, Inc. (a development stage company) (the Company) was incorporated under the laws of Colorado on March 10, 1987, initially under the name Pro Image, Inc. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The Company completed a public registration of its common stock and warrants to purchase common stock on Form S-18 during July 1987.

The Company's primary activities after the conclusion of its public offering was to investigate various business acquisition opportunities. Accordingly, the Company expanded its operations and evaluated a number of businesses. Principally all of the operating expenses after September 30, 1987 related to the investigation process, but because none of the businesses ultimately proved viable for the Company, none of the costs incurred were capitalized.

The Company has been inactive since 1988.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

SUBSIDIARIES
A wholly-owned subsidiary company, Pro Journey, Ltd., (PJL) was formed in December 1987; however, its operations did not commence until January 1988. Activities of that company were never developed beyond attempting a merger with an existing travel agency, M & M Travel, Inc. During the second quarter of 1988, management of the Company made the decision to sell all of the outstanding common stock to the merger candidate for $100 plus partial reimbursement of costs expended by the Company of approximately $4,800. Transactions for PJL have been included in operations through the date of sale.

The Company formed another wholly-owned subsidiary, Island Optics International, Inc.; however, it has had no activity since its inception on September 23, 1987.

On January 1, 1988 the Company formed a wholly-owned subsidiary, Pro Quest Marketing Associates, Inc. (PQM) to develop the Company's marketing potential and locate merger and acquisition opportunities for the Company. PQM was unsuccessful in its marketing efforts, therefore, operations were terminated in July 1988 and PQM has remained inactive.

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FURNITURE AND FIXTURES
Furniture and fixtures are stated at cost and depreciation is provided using the straight-line method over a seven-year useful life. The furniture and fixtures have been used rent-free by a related company that is controlled by the president of Pro Quest from January 1989 to September 1994. Depreciation expense has not been recorded during 1989, 1990, 1991, 1992, or 1993, because the furniture and fixtures were not used by the Company.

In 1989, the Company wrote down the value of the assets by $5,000 to account for the obsolete telephone system and office equipment.

In 1989, an officer of the Company, received equipment as settlement of accrued interest of $403.

INCOME TAXES
Prior to January 1, 1993, income taxes were provided on all revenue and expense items, regardless of the period in which such items are recognized for tax purposes, except for those items representing a permanent difference between pre-tax accounting income and taxable income. No income tax benefit was
recorded for financial accounting purposes until realized.   Effective January
1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (FAS 109). Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value. For financial reporting, the start-up costs are expensed as incurred; for tax purposes they are capitalized and will be amortized over a period of five years commencing in the month when operations begin. The adoption of FAS 109 did not have a material effect on the Company's consolidated financial statements, therefore, there was no cumulative effect on this change in accounting for income taxes during prior periods.

CASH EQUIVALENTS
For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

LOSS PER SHARE
Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding.

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVESTEE COMPANY
In August 1987, the Company acquired a 28% interest in International Medical Systems, Inc. (IMS) for $2,800, represented by 28,000,000 shares of restricted common stock. IMS is a development stage company and presently inactive. At December 1987, the investment was carried on a cost basis because IMS planned to issue stock to the public pursuant to the filing of a registration statement on Form S-18, which should have reduced the percentage to be held by the Company to below 20 percent. During 1987, the Company loaned IMS $25,000 at 9% interest per annum. The note, originally due by May 1, 1988, was extended to May 1, 1989, and was classified as Noncurrent at December 31, 1987. No provision for loss on collectibility was provided at December 31, 1987 for any amounts advanced including accrued interest, since the Company felt it would be successful in raising funds for the investee company during 1989. IMS did not successfully complete its public offering, therefore, during 1988 the Company wrote off its $2,800 investment in IMS and $28,295 in note receivable and accrued interest from IMS.

ORGANIZATION COSTS
Organization costs will be amortized over a period of five years commencing in the month when operations begin.

NOTE 2 - GOING CONCERN BASIS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net working capital deficiency of $85,050 and an equity deficit of $69,096 at December 31, 1988. The Company has terminated several agreements for cause, although there are presently no actions at law in which the Company is defendant, it is possible that one or more of the parties to the agreements may seek legal action against the Company for the balance of the agreements (see Note 7). The Company's continuation as a going concern is dependent upon its ability to merge with another company, to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and to ultimately obtain profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - PUBLIC OFFERING

In July 1987 the Company completed a public offering of 30,000,000 units at $.01 per unit. Each unit consisted of one common share and three warrants (A, B, and C). The net proceeds after offering costs were $238,086. Each warrant is separately detachable and transferable from the common shares, and may be converted into common shares for prices ranging from $.02 to $.10 per share, with option periods from 12 to 24 months, respectively. As of December 31, 1987, all of the A warrants were redeemed or exercised. The exercise of the A warrants resulted in the Company receiving net proceeds of $208,308 after expenses.

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


NOTE 4 - STOCK OPTION PLANS

Effective April 1, 1987, the Company adopted an incentive stock option plan (ISO
Plan) for Company executives and key employees which provides that 2,000,000 shares of common stock will be reserved for issuance to employees at an exercise price of not less than the fair market value at the date of grant of the option unless such employees own 10% or more of the outstanding shares of the Company, in which case the exercise price shall be 110% of the fair market value. All shares granted shall be granted within 10 years from the date of the ISO Plan approval. All options granted must be exercised within five years of the date granted. No optionee may be granted more than $100,000 (aggregate fair market value) in common shares unless provided for in accordance with Internal Revenue Code Regulations.

Also effective on the same date as the above plan, the Company adopted a nonqualified stock option plan under which the Company has reserved 5,000,000 shares of common stock for issuance. The exercise price at the date of grant may be a minimum of 25% to a maximum of 100% of the fair market value of the underlying stock. There are restrictions on the number of shares which may be exercised during the first five years from the date of grant. To date no options have been granted under either of the above plans.

NOTE 5 - RELATED PARTY TRANSACTIONS

In addition to transactions discussed throughout the notes, the following are additional related party transactions:

OFFICE RENTALS
The Company maintained its offices in space leased by Pro Phase, a firm of which the Company's president is the sole owner. During 1988 and 1987 total sublease rentals of $12,496 and $800, respectively, were paid. There is no long-term commitment for sublease space on behalf of the Company. No rent payments were made after 1988.

DEBENTURE
In March 1987, the Company issued an unsecured debenture in the amount of $10,000 to an officer/director of the Company. The debenture was paid in full in 1987 with accrued interest at 9% per annum.

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

On March 30, 1988 the Company obtained two bank notes payable totaling $50,000 with 10.5% interest due On May 7, 1988. The president of the Company assumed the notes and accrued interest totalling $51,750 during July 1988 as repayment of advances made to the president by the Company.

BUSINESS EVALUATION EXPENSES
During 1988 and 1987, a director of the Company received $10,000 and $11,000, respectively, for consulting services related to business evaluations.

During 1988, the president of the Company received $16,000 for legal services related to business evaluations.

EMPLOYMENT AGREEMENT
On May 1, 1987, the Company entered into a one-year employment agreement with the president for monthly salary of $1,500 expiring in April 1988. The agreement was extended through September 1988. During 1988 and 1987, the president was paid $9,000 and $17,000, respectively, under this agreement and $4,500 was recorded as accrued salary at December 31, 1988 for amounts not paid. The Company has been inactive since 1988 and did not extend the agreement beyond September 1988.

STOCK ISSUED FOR SERVICES
During 1987, the president of the Company received 21,000,000 shares of common stock for services rendered on behalf of the Company valued at $2,100.

ADVANCES
During 1988 and 1987 the president received $7,988 and $43,176, respectively, from the Company as noninterest bearing advances. The balance of $51,750 was repaid during July 1988 by assumption of notes payable.

NOTES PAYABLE

During September 1994, the Company redeemed 25,969,091 shares of its common stock for notes payable of approximately $3,514 which are non interest bearing and due on demand.

CONTRIBUTED CAPITAL

During September 1994, a stockholder contributed 7,180,909 shares of the Company's common stock to the Company. The Company subsequently cancelled the shares.

NOTE 6 - INCOME TAXES

There is no income tax provision or benefit at December 31, 1987 through 1993. Substantially all of the expenses incurred by the Company are not currently deductible for income tax purposes. For tax purposes, such expenses are considered to be start-up expenses are all deferred and amortized over a five-year period commencing with the month in which the Company begins operations. Accordingly, the Company has no net operating loss carryforward at December 31, 1987 through 1993.

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


NOTE 7 - COMMITMENTS AND CONTINGENCIES, AND SUBSEQUENT EVENTS

NOTES PAYABLE
The vice president and a director of the Company loaned $6,000 and $10,000, respectively, to the Company on June 30, 1988 with interest at 9%. Both notes are due on demand. Accrued interest at December 31, 1988 is $270 and $450, respectively at December 31, 1989 is $407 and $1,350, respectively, at December 31, 1990 is $947 and $2,250, respectively and at December 31, 1991 is $1,487 and $3,150, respectively. The Company did not accrue interest on the notes after 1991. On October 23, 1995 the Company negotiated for settlement of the notes including accrued interest of $7,487 and $13,150, respectively, for 400,000 and 500,000 shares its of common stock, respectively.

On October 6, 1995 the Company signed a $30,000 note payable to its accounting firm for services performed during a continuous engagement from 1991 through 1995. The note is unsecured and due upon demand after April 1, 1995 with interest accruing at 12% per year. The note balance consists of prior accounts payable balance of $21,472 and fees incurred after 1994 of $8,528.

ACCOUNTS PAYABLE

The Company has negotiated the settlement of accounts payable of $16,017 including $752 of interest to its former accounting firm for 400,000 shares of its common stock on October 23, 1995.

The Company, under a provision of Colorado state law which allows a company to write off its debt after six continuous years of no collection activities by its creditors, has written off accounts payable of $36,898 on September 30, 1995.

During October 1987 the Company entered into a one-year consulting agreement with an unrelated entity for marketing services by its only employee on a half-time basis for compensation of $3,750 per month. During 1987, $11,250 was paid for such services in addition to $23,000 for severance of the employee from a previous employer. During 1988 $18,750 was paid under this agreement. In May 1988 this agreement was terminated by agreement of the parties.

During March 1988 the Company entered into a 21-month employment agreement with an individual for compensation of $4,583 per month. During 1988, $18,333 was paid under this agreement. The agreement was terminated in May 1988.

ADDITIONAL SECURITIES FILINGS REQUIRED
The Company will be required to file additional amendments to its initial registration statement pursuant to any merger. Acquisition or exercise of stock purchase warrants could involve substantial costs and expenses on behalf of the Company.

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


NOTE 7 - COMMITMENTS AND CONTINGENCIES, AND SUBSEQUENT EVENTS (Continued)

TERMINATION OF AGREEMENTS
During the course of the Company's existence, it had entered into several significant agreements involving services to be performed on behalf of the Company and/or Pro Quest Marketing Associates, Inc. The majority of these agreements were terminated during 1988 by the Company prior to their termination, for a variety of reasons, but in all cases, for cause. Although there are presently no actions at law in which the Company is defendant, it is possible that one or more of the parties to these agreements may seek legal action against the Company for the balance of the agreements. The Company is unable to quantify the amount, if any, which others may feel is due and payable as a result of the early termination of the agreements, however, the unpaid balance of the agreements exceeds $100,000.

The Company's previous public relations firm filed a complaint relative to the payment of $2,500 incurred under a services contract between the two companies. The Company was not given proper notice of this filing and a judgment in the sum of $2,500 was subsequently entered. Management believes that this judgment will be eventually concluded in the favor of Pro Quest.

LETTERS OF INTENT
None of the businesses for which several letters of intent were entered into during 1988 and 1987, proved to be viable merger candidates, and all funds spent on developing those opportunities during 1988 and 1987 were expensed as incurred.

In October 1988, the Company entered into a letter of intent with Fred. J. Villari which provided for the taxable exchange of his majority interest in Actoma Resources, Ltd., a Vancouver public company, for an eventual controlling interest in the Company. Upon entering into a binding agreement with the hereinafter described Kettenbauer Technology Corporation, the Company rescinded this letter of intent.

Another letter of intent was entered into in October 1988 with Factory Outlet II dba Martial Arts Supply. This letter of intent was also rescinded by the Company upon the signing of a binding agreement with Kettenbauer Technology Corporation.

In November 1988, the Company entered into a letter of intent with Kettenbauer Technology Corporation which holds rights to a proprietary process to purify toxic waste, to acquire all of its outstanding stock for 20,000,000 shares of the Company's favor of the Kettenbauer principals. This letter of intent was superseded on November 18, 1988 by the execution of a binding agreement and plan of merger with Kettenbauer. This agreement provided for a partially antidilutive, tax-free exchange of all of the Kettenbauer outstanding common shares for 166,000,000 restricted common shares of the Company. The Company mutually rescinded this letter of intent in December 1988.

The Company and its subsidiaries have been inactive since December 31, 1988. There are currently no active letters of intent outstanding.

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


NOTE 7 - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS (Continued)

INVESTMENT BANKING CONTRACT
In May 1988, the Company entered into a contract with a New Jersey based investment banking firm, Financial Resources Corporation (FRC) which provided for such firm to locate, screen and present viable acquisition candidates to the Company.

In connection with the agreement, the Company paid an initial fee of $15,000. During 1988, additional fees in the amount of $30,000 which were due under the terms of the contract were satisfied by the issuance of 34,000,000 shares of the Company's common stock in exchange for the outstanding fees plus a payment of $4,000.

In October 1988 the Company terminated, for cause, the consulting agreement.
The $4,000 due on the shares issued above was never paid and, in the opinion of management, there were misrepresentations and nonperformance on behalf of the investment banking firm. Demand has been made for the return of the shares plus the retainer of $15,000. At December 31, 1988, the balance due under the terms
of the agreement totaled $87,500.   Effective September 30, 1994, 33,150,000
shares of the Company issued hereunder were repurchased in exchange for cancellation of obligations and waiver of claims.

DELINQUENT PAYROLL TAXES
Taxes may be payable by the Company and are reflected as an obligation of the Company in its financial statements. Management knows of no efforts to date to enforce collection of those taxes; however, there is no assurance that the taxes will be avoided, forgiven or otherwise compromised or that efforts to collect them by legal proceedings or levy will not be employed.

                PRO QUEST, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
                           SCHEDULES
         FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992

                 PROPERTY, PLANT AND EQUIPMENT
                           SCHEDULE V

Column A                                   For the Year Ended December 31, 1993
--------                                  -------------------------------------
Property, Plant and Equipment             Column B       Column C       Column D        Column E      Column F
Schedule V                                ---------     ----------     ---------    --------------  ------------
                                          Balance at                                 Other Changes    Balance
                                          Beginning      Additions                    Add (Deduct)     At End
Classification                            of Period      at Cost      Retirements     Describe      of Period
--------------                            ----------    -----------   -----------    -------------  ------------
Furniture and fixtures                    $  13,290         $  -           $  -           $  -      $  13,290
                                          ---------     -----------   -----------    -------------  ------------
                                          $  13,290         $  -           $  -           $  -      $  13,290
                                          ---------     -----------   -----------    -------------  ------------
                                          ---------     -----------   -----------    -------------  ------------


Column A                                   For the Year Ended December 31, 1992
--------                                  -------------------------------------
Property, Plant and Equipment             Column B       Column C       Column D        Column E      Column F
Schedule V                                ---------     ----------     ---------    --------------  ------------
                                          Balance at                                 Other Changes    Balance
                                          Beginning      Additions                    Add (Deduct)     At End
Classification                            of Period      at Cost      Retirements     Describe      of Period
--------------                            ----------    -----------   -----------    -------------  ------------
Furniture and fixtures                    $  13,290         $  -           $  -           $  -      $  13,290
                                          ---------     -----------   -----------    -------------  ------------
                                          $  13,290         $  -           $  -           $  -      $  13,290
                                          ---------     -----------   -----------    -------------  ------------
                                          ---------     -----------   -----------    -------------  ------------

               ACCUMULATED DEPRECIATION AND AMORTIZATION
                    OF PROPERTY, PLANT AND EQUIPMENT
                              SCHEDULE VI


Column A                                   For the Year Ended December 31, 1993
--------                                  -------------------------------------
Property, Plant and Equipment             Column B       Column C      Column D        Column E      Column F
Schedule VI                               ---------     -----------   -----------    -------------  ------------
                                                         Additions
                                          Balance at     Charged to                  Other Changes    Balance
                                          Beginning      Costs and                    Add (Deduct)     At End
Description                               of Period      Expenses     Retirements      Describe      of Period
-----------                               ---------     -----------   -----------    -------------  ------------
Accumulated Depreciation and
Amortization of                            $  2,939         $  -           $  -           $  -       $  2,939
                                          ---------     -----------   -----------    -------------  ------------
Furniture and fixtures                     $  2,939         $  -           $  -           $  -       $  2,939
                                          ---------     -----------   -----------    -------------  ------------
                                          ---------     -----------   -----------    -------------  ------------


Column A                                   For the Year Ended December 31, 1992
--------                                  -------------------------------------
Property, Plant and Equipment             Column B       Column C       Column D        Column E      Column F
Schedule VI                               ---------     ----------     ---------    --------------  ------------
                                                         Additions
                                          Balance at     Charged to                  Other Changes    Balance
                                          Beginning      Costs and                    Add (Deduct)     At End
Description                               of Period      Expenses     Retirements      Describe      of Period
-----------                               ----------    -----------   -----------    -------------  ------------
Accumulated Depreciation and
Amortization of                            $  2,939        $  -           $  -           $  -       $  2,939
                                          ---------     -----------   -----------    -------------  ------------
Furniture and fixtures                     $  2,939        $  -           $  -           $  -       $  2,939
                                          ---------     -----------   -----------    -------------  ------------
                                          ---------     -----------   -----------    -------------  ------------

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRO QUEST, INC.


Date:    March 31, 1997      By:  /s/ STEPHEN G. PETRUCCI
                                  -------------------------
                                   Stephen G. Petrucci
                                   President (CEO)



Date:    March 31, 1997      By:  /s/ DARYL K. MAC CARTER
                                  -------------------------
                                   Daryl K. MacCarter
                                   Secretary/Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature                     Title                     Date
---------                     -----                     ----

/s/ STEPHEN G. PETRUCCI  President                March 31, 1997
-----------------------  (Principal Executive
Stephen G. Petrucci      Officer) & Director


/s/ DARYL K. MacCARTER   Vice President,          March 31, 1997
-----------------------  Secretary/Treasurer
Daryl K. MacCarter       & Director