Form 10-K
period 1994-12-31
PRO QUEST INC
filed 1997-04-02
CIK 814153

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                      FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1933

                         FOR THE YEAR ENDED DECEMBER 31, 1994


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

                                         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          Yes         No   X
                                                               ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [INCLUDED IN ITEM 11 HEREOF.]

The aggregate market value of voting shares held by nonaffiliates of the registrant as of December 31, 1994 was $ -0-. Trading in the shares of the registrant was voluntarily suspended in November, 1988. Registrant is unaware of any private trades of the securities other than as specifically described herein.

As of December 31, 1994, there were 111,437,450 of the registrant's Common Shares, par value $.0001 per share, outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

                                         None

                                        PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    Pro Quest, Inc. (the "Company") was incorporated under the laws of the State of Colorado on March 10, 1987. The Company was formed for the purpose of engaging in sports promotion activities and also for the purpose of evaluating, structuring and completing the merger with, or acquisition of, one or more private companies, partnerships or sole proprietorships. In evaluating merger or acquisition candidates, particular emphasis was placed on businesses engaged in sports promotion activities or other sports-related activities, though not to the total exclusion of businesses engaged in other industries.

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

    The Company was formed primarily to engage in sports promotion or other sports-related activities. The Company proposed to establish such activities, in part, through the merger or acquisition of one or more "target" entities already engaged in such activities. Such entities were expected to consist of private companies, partnerships or sole proprietorships.

    For approximately eighteen (18) months following the completion of the Company's public offering, management evaluated several merger or acquisition candidates. After preliminary evaluations, management identified several candidates considered to be worthy of in-depth evaluations, consisting of, among others, R. S. Specialties, Inc. ("R.S."), M & M Travel, Ltd. ("M&M"), The Leland Corporation ("Leland"), For Your Eyes Only, Inc. ("FYE"), Actoma Resources, Ltd. ("Actoma"), and Factory Outlet II dba Martial Arts Supply.
After review of the candidates, the Company entered into letters of intent with each of them with a view toward completing acquisitions or mergers. However, none of the efforts were successful and the Company abandoned the prospects.

     In August, 1987, the Company acquired 28,000,000 shares of restricted common stock of International Medical Systems, Inc. ("IMS"). The Company also loaned $25,000 to IMS in the form of an unsecured debenture, with interest at 9% per annum. IMS, of which Messrs. Petrucci and Crawford were officers, directors and shareholders, proposed to engage in sports-medicine activities following successful completion of a public offering. The Company abandoned its investment in IMS in 1988. The Company loss with respect to the investment was reflected in the operating statements of the Company for the fiscal year ended December 31, 1988.

    In January, 1988, the Company formed Pro Quest Marketing Associates, Inc., a wholly-owned subsidiary which was expected to engage in certain sales, marketing and franchising activities relating to products and services which the Company might have offered. Pro Quest Marketing Associates, Inc. engaged primarily in organizational activities. It discontinued operation in the July of 1988.

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

    The Company has been inactive since December 31, 1988. For the fiscal year ended December 31, 1994, the Company had a net operating loss of $1,252 and a cumulative loss from inception of $594,826. Shareholder deficit as of December 31, 1994, was $114,795.

RECENT DEVELOPMENTS

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

SUBSEQUENT EVENTS

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

ITEM 2.  PROPERTIES

    The Company does not maintain a full time office. From 1989 through August 1994, certain space has been provided by Mr. Petrucci at no cost to the Company.

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

     Prior to the suspension of trading, the Company's Common Shares were traded over-the-counter and were listed in the "pink sheets" maintained by members of the National Association of Securities Dealers, Inc. ("NASD"). At the time of the suspension of trading, the "High" Bid price per Share never exceeded $.01, and the "Low" Bid price per Share was $.0025.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data for the last five (5) fiscal years ended December 31:


                                        FISCAL YEAR ENDED DECEMBER 31
    INCOME (LOSS) STATEMENT        1994    1993     1992     1991     1990
----------------------------       ----    ----     ----     ----     ----
 Revenues                           $0       0        0        0       0
 Cost and Expense                1,252    2,689   10,060   17,351   2,917
 Income (Loss) from
   Continuing Operations        (1,252)  (2,689) (10,060) (17,351) (2,917)
 Income (Loss from Continuing
   Operations per Common Share       *       *        *        *       *
         BALANCE SHEET
 Current Assets                      0       0        0        0       0
 Working Capital                     0       0        0        0       0
 Total Assets                   10,551   10,551   10,551   10,551  10,551
 Total Liabilities             125,346  120,580  117,891  107,831  90,480
 Shareholders' Equity                *       *        *        *       *
 Dividends Declared/Paid per
   Common Share                      0       0        0        0       0

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

    For the fiscal year ending December, 1994, the Company had a net loss of $1,252 which was entirely the result of accruing interest on outstanding obligations of the Company and not a result of any operation(s).

     (c)  EFFECT OF INFLATION

     Inflation and changing prices do not have a significant effect on the Company since presently it has no sales revenues or business activity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Opinion of independent certified public                                      F-2
accountant as of December 31, 1994

Balance Sheets, audited, as of December 31, 1994,                            F-3
and 1993

Consolidated Statements of Operations, audited, for the                      F-4
years ended December 31, 1994, 1993, and 1992

Consolidated Statement of Stockholders' Equity                               F-5
(Deficit), audited, for the year ending December 31, 1994.

Consolidated Statements of Cash Flow, audited, for the                       F-6
years ended December 31, 1994, 1993, and 1992.

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

          Name             Age       Position
          ----            ----       --------
     Stephen G. Petrucci   43   President and Director


     Daryl K. MacCarter    48   Vice President, Secretary/
                                Treasurer and Director

     John J. Crawford      45   Director


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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation paid by the Company during the fiscal year ended December 31, 1994, to all officers and directors as a group. No officer or director received cash or cash-equivalent compensation of any kind.

                                             Cash or Cash
Name of Individual       Capacity in         Equivalent
or Number in Group       Which Served        Compensation
------------------       ------------        -------------
Stephen G. Petrucci      President (CEO)        $ -0-

All Officers and         Officers and           $ -0-
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

                                   Common Shares     Percentage of
     Name and Address                  Owned          Class Owned
     ----------------              --------------    -------------

Stephen G. Petrucci                69,500,000          48.07%
6227 East Long Place
Englewood, Colorado 80112

Daryl K. MacCarter (1)                500,000          .35%
#2 Mockingbird Lane
Englewood, Colorado 80111

John J. Crawford (1)                    -0-             -0-
Suite 1700
6400 S. Fiddler's Green Circle
Englewood, Colorado 80111

All Directors and                  70,000,000          48.42%
Officers as a Group
(three persons)

--------
(1) Daryl K. MacCarter and John J. Crawford will receive 500,000 and 400,000 shares, respectively, per the settlement of notes payable dated October 23, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)


                                 FINANCIAL STATEMENTS


                     YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

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

     Consolidated Statement of Stockholders' Deficit                      F-5

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

Schedule V   Property, Plant and Equipment                               F-15

Schedule VI  Accumulated Depreciation and Amortization of Property,
             Plant and Equipment                                         F-15

                             INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF PRO QUEST, INC. AND SUBSIDIARIES
DENVER, COLORADO

We have audited the accompanying consolidated balance sheets of Pro Quest, Inc. and subsidiaries (a development stage enterprise) as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for each year in the three year period ended December 31, 1994, and the schedules listed in the Index. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements and the schedules referred to above present fairly, in all material respects, the financial position of Pro Quest, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each year in the three year period ended December 31, 1994 in conformity with generally accepted accounting principles.

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




                                                    AJ. ROBBINS, P.C.
                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                    AND CONSULTANTS
DENVER, COLORADO
NOVEMBER 7, 1995

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1994 AND 1993
                 ---------------------------------------------------
              ----------------------------------------------------

                                                                 1994        1993
                                                              ---------   ---------
                                                       ASSETS
                                                       ------
PROPERTY, PLANT AND EQUIPMENT,
   at cost, net of depreciation of $2,939                    $  10,351   $  10,351

OTHER ASSET, organization cost                                     200         200
                                                             ---------   ---------
    Total Assets                                             $  10,551   $  10,551
                                                             ---------   ---------
                                                             ---------   ---------

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                      ---------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                          $  73,595   $  73,595
   Accrued expenses                                             19,708      18,456
   Accrued salaries and taxes                                   12,529      12,529
   Notes payable to officers/directors                          19,514      16,000
                                                             ---------   ---------
    Total Current Liabilities                                  125,346     120,580
                                                             ---------   ---------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' (DEFICIT):
   Preferred stock, 20,000,000 shares
    authorized, $.10 par value,
    no shares issued and outstanding                            -           -
   Common stock, 800,000,000 shares
    authorized; $.0001 par value, 111,437,450 and
    144,587,450 shares issued and outstanding                   11,144      14,459
   Additional paid-in capital                                  467,387     469,086
   Contributed capital                                           1,500      -
   (Deficit) accumulated during the development stage        (594,826)   (593,574)
                                                             ---------   ---------

    Total Stockholders' (Deficit)                            (114,795)   (110,029)
                                                             ---------   ---------

    Total Liabilities and Stockholders' (Deficit)            $  10,551   $  10,551
                                                             ---------   ---------
                                                             ---------   ---------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PRO QUEST, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       ---------------------------------

                                                                                 FROM INCEPTION
                                                                                (MARCH 10, 1987)
                                           FOR THE YEARS ENDED DECEMBER 31,             TO
                                   -------------------------------------------  DECEMBER 31, 1994
                                        1994           1993           1992      -----------------
                                   -------------------------------------------      (UNAUDITED)
REVENUES:
    Interest                         $     -        $     -        $     -        $    10,269
    Other                                  -              -              -              1,718
                                    ------------   ------------   ------------   ------------
                                           -              -              -             11,987
                                    ------------   ------------   ------------   ------------
OPERATING EXPENSES:
    General and administrative             -              1,437          6,642        420,893
    Business evaluations                   -              -              -            128,759
    Bad debt expense                       -              -              -             28,295
    Depreciation                           -              -              -              2,939
    Interest                               1,252          1,252          3,418         18,127
    Write-down obsolete equipment          -              -              -              5,000
    Write-off worthless securities         -              -              -              2,800
                                    ------------   ------------   ------------   ------------

                                           1,252          2,689         10,060        606,813
                                    ------------   ------------   ------------   ------------

NET (LOSS)                           $    (1,252)   $    (2,689)   $    (10,060)  $  (594,826)
                                    ------------   ------------   ------------   ------------
                                    ------------   ------------   ------------   ------------

NET (LOSS) PER SHARE                 $    (*)       $    (*)       $    (*)       $    (*)
                                    ------------   ------------   ------------   ------------
                                    ------------   ------------   ------------   ------------

Weighted Average Number of
  Shares Outstanding                 119,611,423    144,587,450    144,587,450    143,540,975
                                    ------------   ------------   ------------   ------------
                                    ------------   ------------   ------------   ------------

*Less than $.01 per share


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                       ---------------------------------


                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                      COMMON STOCK          ADDITIONAL                     DURING
                               -------------------------     PAID-IN     CONTRIBUTED    DEVELOPMENT    STOCKHOLDERS'
                                  SHARES        AMOUNT       CAPITAL       CAPITAL         STAGE         (DEFICIT)
                               -----------   -----------   ----------    -----------    -----------    -------------
Balance, March 10, 1987              -       $    -         $   -          $    -        $    -         $    -

March 1987, stock issued to
 officers/directors, $.0001
 per share:
    for cash                    30,000,000       3,000            51            -             -             3,051
    for services                21,000,000       2,100          -               -             -             2,100

March 1987, stock issued for
 cash ($.0001 per share)        19,000,000       1,900           100            -             -             2,000

July 1987, stock issued for
cash in public offering ($.01
per share) less offering
costs of $61,914                30,000,000       3,000       235,086            -             -           238,086

November 1987, stock issued
for exercise of A warrants
($.02 per share) less
expenses of $3,441              10,587,450       1,059       207,249            -             -           208,308

Net (loss) for the period
ended December 31, 1987              -            -             -               -         (195,651)      (195,651)
                               -----------   -----------   ----------    -----------    -----------    -------------

Balance, December 31, 1987     110,587,450      11,059       442,486            -         (195,651)       257,894

July 1988, stock issued for
services ($.0009 per share)     34,000,000       3,400        26,600            -             -            30,000

Net (loss) for the year
ended December 31, 1988              -            -             -               -         (356,990)      (356,990)
                               -----------   -----------   ----------    -----------    -----------    -------------

Balance, December 31, 1988     144,587,450      14,459       469,086            -         (552,641)       (69,096)

Net (loss) for the year
ended December 31, 1989              -            -             -               -           (7,916)        (7,916)
                               -----------   -----------   ----------    -----------    -----------    -------------

Balance, December 31, 1989     144,587,450      14,459       469,086            -         (560,557)       (77,012)

Net (loss) for the year
ended December 31, 1990              -            -             -               -           (2,917)        (2,917)
                               -----------   -----------   ----------    -----------    -----------    -------------

Balance, December 31, 1990     144,587,450      14,459       469,086            -         (563,474)       (79,929)

Net (Loss) for the year
ended December 31, 1991              -            -             -               -          (17,351)       (17,351)
                               -----------   -----------   ----------    -----------    -----------    -------------

Balance, December 31, 1991     144,587,450      14,459       469,086            -         (580,825)       (97,280)

Net (loss) for the year
ended December 31 1992               -            -             -               -          (10,060)       (10,060)
                               -----------   -----------   ----------    -----------    -----------    -------------

Balance, December 31, 1992     144,587,450      14,459       469,086            -         (590,885)      (107,340)

Net (loss) for the year
ended December 31, 1993              -            -             -               -           (2,689)        (2,689)
                               -----------   -----------   ----------    -----------    -----------    -------------

Balance, December 31, 1993     144,587,450      14,459       469,086            -         (593,574)      (110,029)

Redemption of common
  stock ($.0001 per share)     (25,969,091)     (2,597)         (917)           -             -            (3,514)

Contribution of common
  stock ($.0002 per share)      (7,180,909)       (718)         (782)          1,500          -              -

Net (loss) for the year
ended December 31, 1994              -            -             -               -           (1,252)        (1,252)
                               -----------   -----------   ----------    -----------    -----------    -------------

Balance, December 31,1994      111,437,450   $  11,144     $ 467,387     $     1,500    $ (594,826)    $ (114,795)
                               -----------   -----------   ----------    -----------    -----------    -------------
                               -----------   -----------   ----------    -----------    -----------    -------------


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PRO QUEST, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                             FROM INCEPTION
                                                                                            (MARCH 10, 1987)
                                                    FOR THE YEARS ENDED DECEMBER 31,               TO
                                              -------------------------------------------   DECEMBER 31, 1994
                                                   1994           1993           1992       -----------------
                                              -------------  --------------  ------------       (UNAUDITED)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
    Net (loss)                                 $   (1,252)    $   (2,689)     $(10,060)        $ (594,826)
    Noncash expenses included in net (loss):
         Depreciation                                  -              -             -               2,939
         Stock issued for services                     -              -             -              32,100
         Write off equipment                           -              -             -               5,000
         Write off worthless securities                -              -             -               2,800
         Bad debt expense                              -              -             -              26,045
         Changes in:
              Other current assets                     -              -             -              (1,045)
              Accounts payable                         -           1,437         7,974             73,595
              Accrued expenses                      1,252          1,252         2,086             34,390
                                               ----------     ----------      --------         ----------
              Cash (Used) in
              Operating Activities                     -              -             -            (419,002)
                                               ----------     ----------      --------         ----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
    Purchase of furniture and fixtures                 -              -             -             (18,693)
    Investment in subsidiary                           -              -             -              (2,800)
    Organization costs                                 -              -             -                (200)
    Issuance of note receivable                        -              -             -             (25,000)
    Advances to officer                                -              -             -             (51,750)
                                               ----------     ----------      --------         ----------
         Cash (Used) in
              Investing Activities                     -              -             -             (98,443)
                                               ----------     ----------      --------         ----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    Proceeds from sale of
         stock to insiders                             -              -             -               5,051
    Proceeds from sale of
         stock to public                               -              -             -             238,086
    Proceeds from exercise
         of A warrants                                 -              -             -             208,308
    Issuance of short-term debt                        -              -             -              66,000
                                               ----------     ----------      --------         ----------
         Cash Provided BY
              Financing Activities                     -              -             -             517,445
                                               ----------     ----------      --------         ----------

NET INCREASE (DECREASE)
    IN CASH                                          -               -             -                  -

CASH, beginning of year                              -               -             -                  -
                                               ----------     ----------      --------         ----------

CASH, end of year                              $     -        $      -        $    -           $      -
                                               ----------     ----------      --------         ----------
                                               ----------     ----------      --------         ----------

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Notes payable and accrued interest of $51,685 were assumed by the president for repayment of advances during 1988. Common Stock was redeemed for $3,514 in notes payable during 1994.


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PRO QUEST, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            ----------------------

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

                          ---------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FURNITURE AND FIXTURES

Furniture and fixtures are stated at cost and depreciation is provided using the straight-line method over a seven-year useful life. The furniture and fixtures have been used rent-free by a related company that is controlled by the president of Pro Quest from January 1989 to September 1994. Depreciation expense has not been recorded during 1989, 1990, 1991, 1992, 1993 or 1994, because the furniture and fixtures were not used by the Company.

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

LOSS PER SHARE

Net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Shares issued to insiders are considered outstanding since inception.

                       PRO QUEST, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ---------------------------

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

                          ---------------------------

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

                          ---------------------------

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

NOTE 6 - INCOME TAXES

There is no income tax provision or benefit at December 31, 1987 through 1994. Substantially all of the expenses incurred by the Company are not currently deductible for income tax purposes. For tax purposes, such expenses are considered to be start-up expenses are all deferred and amortized over a five-year period commencing with the month in which the Company begins operations. Accordingly, the Company has no net operating loss carryforward at December 31, 1987 through 1994.

                       PRO QUEST, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ---------------------------

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

                          ---------------------------

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

                          ---------------------------

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

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                                      SCHEDULES
                    FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993

                            ---------------------------

                            PROPERTY, PLANT AND EQUIPMENT
                                      SCHEDULE V


COLUMN A                              FOR THE YEAR ENDED DECEMBER 31, 1994
--------                       ---------------------------------------------------
Property, Plant and Equipment  COLUMN B            COLUMN C            COLUMN D            COLUMN E       COLUMN F
Schedule V                    ----------          ---------           ------------     --------------    ----------
                              BALANCE AT                                                OTHER CHANGES      BALANCE
                               BEGINNING           ADDITIONS                             ADD (DEDUCT)        AT END
CLASSIFICATION                 OF PERIOD           AT COST             RETIREMENTS         DESCRIBE       OF PERIOD
--------------                ----------          ---------           ------------     --------------    ----------
Furniture and fixtures        $   13,290          $    -              $       -        $    -            $   13,290
                              ----------          ---------           ------------     --------------    ----------
                              $   13,290          $    -              $       -        $    -            $   13,290
                              ----------          ---------           ------------     --------------    ----------
                              ----------          ---------           ------------     --------------    ----------


COLUMN A                              FOR THE YEAR ENDED DECEMBER 31, 1993
--------                       ---------------------------------------------------
Property, Plant and Equipment  COLUMN B            COLUMN C            COLUMN D            COLUMN E       COLUMN F
Schedule V                    ----------          ---------           ------------     --------------    ----------
                              BALANCE AT                                                OTHER CHANGES      BALANCE
                               BEGINNING           ADDITIONS                             ADD (DEDUCT)        AT END
CLASSIFICATION                 OF PERIOD           AT COST             RETIREMENTS         DESCRIBE       OF PERIOD
--------------                ----------          ---------           ------------     --------------    ----------
Furniture and fixtures        $   13,290          $    -              $       -        $    -            $   13,290
                              ----------          ---------           ------------     --------------    ----------
                              $   13,290          $    -              $       -        $    -            $   13,290
                              ----------          ---------           ------------     --------------    ----------
                              ----------          ---------           ------------     --------------    ----------

                                    ACCUMULATED DEPRECIATION AND AMORTIZATION
                                        OF PROPERTY, PLANT AND EQUIPMENT
                                                 SCHEDULE VI



COLUMN A                              FOR THE YEAR ENDED DECEMBER 31, 1994
--------                       ---------------------------------------------------
Property, Plant and Equipment  COLUMN B            COLUMN C            COLUMN D            COLUMN E       COLUMN F
Schedule VI                   ----------          ---------           ------------     --------------    ----------
                                                  ADDITIONS
                                BALANCE           CHARGED TO                            OTHER CHANGES      BALANCE
                               BEGINNING          COSTS AND                             ADD (DEDUCT)        AT END
DESCRIPTION                    OF PERIOD          EXPENSES            RETIREMENTS         DESCRIBE       OF PERIOD
-----------                   ----------          ---------           ------------     --------------    ----------
Accumulated Depreciation and
Amortization of
Furniture and fixtures        $    2,939          $    -              $       -        $    -            $    2,939
                              ----------          ---------           ------------     --------------    ----------
                              $    2,939          $    -              $       -        $    -            $    2,939
                              ----------          ---------           ------------     --------------    ----------
                              ----------          ---------           ------------     --------------    ----------


COLUMN A                              FOR THE YEAR ENDED DECEMBER 31, 1993
--------                       ---------------------------------------------------
Property, Plant and Equipment  COLUMN B            COLUMN C            COLUMN D            COLUMN E       COLUMN F
Schedule VI                   ----------          ---------           ------------     --------------    ----------
                                                  ADDITIONS
                              BALANCE AT          CHARGED TO                            OTHER CHANGES      BALANCE
                               BEGINNING          COSTS AND                             ADD (DEDUCT)        AT END
DESCRIPTION                    OF PERIOD          EXPENSES            RETIREMENTS         DESCRIBE       OF PERIOD
-----------                   ----------          ---------           ------------     --------------    ----------
Accumulated Depreciation and
Amortization of
Furniture and fixtures        $    2,939          $    -              $       -        $    -            $    2,939
                              ----------          ---------           ------------     --------------    ----------
                              $    2,939          $    -              $       -        $    -            $    2,939
                              ----------          ---------           ------------     --------------    ----------
                              ----------          ---------           ------------     --------------    ----------


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRO QUEST, INC.




Date:         March 31, 1997      By:  /s/ STEPHEN G. PETRUCCI
                                  ------------------------
                                   Stephen G. Petrucci
                                   President (CEO)



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

Signature                          Title                        Date
---------                          ------                      -----

/s/ STEPHEN G. PETRUCCI
------------------------    President                         March 31, 1997
Stephen G. Petrucci         (Principal Executive
                            Officer) & Director

/s/ DARYL K. MacCARTER
------------------------    Vice President,                   March 31, 1997
Daryl K. MacCarter          Secretary/Treasurer
                            & Director