Form 10-K
period 1995-12-31
PRO QUEST INC
filed 1997-04-02
CIK 814153

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                      FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1933

                         FOR THE YEAR ENDED DECEMBER 31, 1995

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

As of December 31, 1995, there were 111,437,450 of the registrant's Common Shares, par value $.0001 per share, outstanding.

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

    The Company has been inactive since December 31, 1988. For the fiscal year ended December 31, 1995, the Company had a net income of $48,936 and a cumulative loss from inception of $545,890. Stockholders' deficit as of December 31, 1995, was $28,485.

SUBSEQUENT EVENTS

    On November 23, 1994, Stephen G. Petrucci as Seller and Randy Sasaki as Purchaser entered into a Stock Purchase Agreement pursuant to which the Purchaser will acquire 27,500,000 shares of the Company from Seller.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data for the last five (5) fiscal years ended December 31:


                                        FISCAL YEAR ENDED DECEMBER 31
    INCOME (LOSS) STATEMENT        1995    1994     1993     1992     1991
----------------------------       ----    ----     ----     ----     ----
 Revenues                       $62,985     $0       $0       $0       $0
 Cost and Expense                14,049   1,252    2,689   10,060   17,351
 Income (Loss) from
   Continuing Operations         48,936  (1,252)  (2,689) (10,060) (17,351)
 Income (Loss) from Continuing
   Operations per Common Share       *       *        *        *        *
         BALANCE SHEET
 Current Assets                      0       0        0        0        0
 Working Capital                     0       0        0        0        0
 Total Assets                    5,877   10,551   10,551   10,551   10,551
 Total Liabilities              34,362  125,346  120,580  117,891  107,831
 Shareholders' Equity                *       *        *        *        *
 Dividends Declared/Paid per
   Common Share                      0       0        0        0        0

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

    For the fiscal year ending December, 1995, the Company had a net income of $48,936.

     (c)  EFFECT OF INFLATION

     Inflation and changing prices do not have a significant effect on the Company since presently it has no sales revenues or business activity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Opinion of independent certified public                                      F-2
accountant as of December 31, 1995

Balance Sheets, audited, as of December 31, 1995,                            F-3
and 1994

Consolidated Statements of Operations, audited, for the                      F-4
years ended December 31, 1995, 1994, and 1993

Consolidated Statement of Stockholders' Equity                               F-5
(Deficit), audited, for the year ending December 31, 1995.

Consolidated Statements of Cash Flow, audited, for the                       F-6
years ended December 31, 1995, 1994, and 1993.

Schedule                                                                    F-10


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

          Name             Age       Position
          ----            ----       --------
     Stephen G. Petrucci   44   President and Director


     Daryl K. MacCarter    49   Vice President, Secretary/
                                Treasurer and Director

     John J. Crawford      46   Director


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

                                   Common Shares     Percentage of
     Name and Address                  Owned          Class Owned
     ----------------              --------------    -------------

Stephen G. Petrucci                69,500,000          48.07%
6227 East Long Place
Englewood, Colorado 80112

Daryl K. MacCarter (1)                500,000          .35%
#2 Mockingbird Lane
Englewood, Colorado 80111

John J. Crawford (1)                    -0-             -0-
Suite 1700
6400 S. Fiddler's Green Circle
Englewood, Colorado 80111

All Directors and                  70,000,000          48.42%
Officers as a Group
(three persons)
-------
(1) Daryl K. MacCarter and John J. Crawford will receive 500,000 and 400,000 shares, respectively, per the settlement of notes payable dated October 23, 1995.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)


                                 FINANCIAL STATEMENTS


                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

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

     Consolidated Statements of Operations                                F-4

     Consolidated Statement of Stockholders' Deficit                      F-5

     Consolidated Statements of Cash Flows                                F-6

Notes to Consolidated Financial Statements                                F-7

Schedule V   Property, Plant and Equipment                               F-10

             Accumulated Depreciation of Property,
             Plant and Equipment                                         F-10

                         INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF PRO QUEST, INC. AND SUBSIDIARIES
DENVER, COLORADO

I have audited the accompanying consolidated balance sheets of Pro Quest, Inc. and subsidiaries (a development stage enterprise) as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for each year in the three year period ended December 31, 1995, and the schedules listed in the Index. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements and the schedules referred to above present fairly, in all material respects, the financial position of Pro Quest, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each year in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles in all material respects when read in conjunction with the financial statements, the information therein set forth.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses during its development stage and has limited capital that raises substantial doubt about the entity's ability to continue as a going concern.



                                                /s/ JANET LOSS
                                                -------------------------------
                                                JANET LOSS, C.P.A., P.C.
                                                CERTIFIED PUBLIC ACCOUNTANT
DENVER, COLORADO
FEBRUARY 4, 1997

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1995 AND 1994
                 ---------------------------------------------------

                                                                 1995       1994
                                                              ---------   ---------
                                       ASSETS
                                       ------
PROPERTY, PLANT AND EQUIPMENT,
   at cost, net of depreciation of $7,812 and $2,939         $   5,677   $  10,351

OTHER ASSET, organization cost                                     200         200
                                                             ---------   ---------
    Total Assets                                             $   5,877   $  10,551
                                                             ---------   ---------
                                                             ---------   ---------

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                      ---------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                          $       0   $  73,595
   Accrued expenses                                                848      19,708
   Accrued salaries and taxes                                        0      12,529
   Notes payable to officers/directors                           3,514      19,514
   Notes payable, other                                         30,000           0
                                                             ---------   ---------
    Total Current Liabilities                                   34,362     125,346
                                                             ---------   ---------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' (DEFICIT):
   Preferred stock, 20,000,000 shares
    authorized, $.10 par value,
    no shares issued and outstanding                            -           -
   Common stock, 800,000,000 shares
    authorized; $.0001 par value, 111,437,450
    shares issued and outstanding, respectively                11,144      11,144
   Additional paid-in capital                                 467,387     467,387
   Contributed capital                                          1,500       1,500
   Common stock issuable                                       37,374           0
   (Deficit) accumulated during the development stage        (545,890)   (594,826)
                                                             ---------   ---------

    Total Stockholders' (Deficit)                             (28,485)   (114,795)
                                                             ---------   ---------

    Total Liabilities and Stockholders' (Deficit)            $  5,877   $  10,551
                                                             ---------   ---------
                                                             ---------   ---------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PRO QUEST, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       ---------------------------------

                                                                                 FROM INCEPTION
                                                                                (MARCH 10, 1987)
                                           FOR THE YEARS ENDED DECEMBER 31,             TO
                                   -------------------------------------------  DECEMBER 31, 1995
                                        1995           1994           1993      -----------------
                                   -------------------------------------------      (UNAUDITED)
REVENUES:
    Interest                         $     -        $     -        $     -        $    10,269
    Other                                 62,985          -              -             64,703
                                    ------------   ------------   ------------   ------------
                                          62,985          -              -             74,972
                                    ------------   ------------   ------------   ------------
OPERATING EXPENSES:
    General and administrative             8,528          -              1,437        429,421
    Business evaluations                   -              -              -            128,759
    Bad debt expense                       -              -              -             28,295
    Depreciation                           4,673          -              -              7,612
    Interest                                 848          1,252          1,252         18,975
    Write-down obsolete equipment          -              -              -              5,000
    Write-off worthless securities         -              -              -              2,800
                                    ------------   ------------   ------------   ------------

                                          14,049          1,252          2,689        620,862
                                    ------------   ------------   ------------   ------------

NET (INCOME) (LOSS)                 $    48,936    $    (1,252)   $    (2,689)   $  (545,890)
                                    ------------   ------------   ------------   ------------
                                    ------------   ------------   ------------   ------------

NET (LOSS) PER SHARE                 $    (*)       $    (*)       $    (*)       $    (*)
                                    ------------   ------------   ------------   ------------
                                    ------------   ------------   ------------   ------------

Weighted Average Number of
  Shares Outstanding                 111,437,450    119,611,423    144,587,450    139,272,524
                                    ------------   ------------   ------------   ------------
                                    ------------   ------------   ------------   ------------

*Less than $.01 per share


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                       ---------------------------------

                                                            ADDITIONAL
                                                             PAID-IN                     (DEFICIT)
                                                             CAPTIAL                    ACCUMULATED
                                      COMMON STOCK             AND                      DURING THE         TOTAL
                               -------------------------   CONTRIBUTED   COMMON STOCK   DEVELOPMENT    STOCKHOLDERS'
                                  SHARES        AMOUNT       CAPITAL       ISSUABLE        STAGE         (DEFICIT)
                               -----------   -----------   ----------    -----------    -----------    -------------
Balance, January 1994          144,587,450      $ 14,459     $469,086    $         0    $  (593,574)   $    (110,029)

Redemption of common stock
($.0001 par value)             (25,969,091)       (2,597)        (917)             -              -           (3,514)

Contribution of common stock
 ($.0002 per share)             (7,180,909)         (718)        (782)             -              -                -

         Contributed Capital                                   1,500


Net (loss) for the year ended
December 31, 1994                        -             -            -              -         (1,252)          (1,252)
                               -----------   -----------   ----------    -----------    -----------    -------------

Balance, December 31, 1994     111,437,450        11,144      468,887              0       (594,826)        (114,795)

130 shares stock issuable
for common stock par value
of $130 and additional paid-
in-capital of $37,244                    -             -            -         37,374              -           37,374

Net income for the year ended
December 31, 1995                        -             -            -              -         48,936           48,936
                               -----------   -----------   ----------    -----------    -----------    -------------

Balance, December 31, 1995     111,437,450   $    11,144   $  468,887    $    37,374    $  (545,890)   $     (28,485)
                               -----------   -----------   ----------    -----------    -----------    -------------
                               -----------   -----------   ----------    -----------    -----------    -------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PRO QUEST, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                      FROM INCEPTION
                                                                                            (MARCH 10, 1987)
                                                    FOR THE YEARS ENDED DECEMBER 31,               TO
                                              -------------------------------------------   DECEMBER 31, 1995
                                                   1995           1994           1993       -----------------
                                              -------------  --------------  ------------       (UNAUDITED)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
    Net (loss)                                 $   48,936    $    (1,252)     $ (2,689)        $ (545,890)
    Noncash expenses included in net (loss):
         Depreciation                               4,673             -             -               7,612
         Stock issued for services                     -              -             -              32,100
         Write off bad debt                       (62,985)            -             -             (62,985)
         Write off worthless securities                -              -             -               2,800
         Write off equipment                           -              -             -               5,000
         Bad debt expense                              -              -             -              26,045
         Changes in:
              Other current assets                     -              -             -              (1,045)
              Accounts payable                    (21,472)            -          1,437             43,595
              Accrued expenses                        848          1,252         1,252             35,238
              Notes Payable, other                 30,000             -             -              30,000
                                               ----------     ----------      --------         ----------
              Cash (Used) in
              Operating Activities             $       -      $       -       $     -          $ (427,530)
                                               ----------     ----------      --------         ----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
    Purchase of furniture and fixtures                 -              -             -             (18,693)
    Investment in subsidiary                           -              -             -              (2,800)
    Organization costs                                 -              -             -                (200)
    Issuance of note receivable                        -              -             -             (25,000)
    Advances to officer                                -              -             -             (51,750)
                                               ----------     ----------      --------         ----------
         Cash (Used) in
              Investing Activities                     -              -             -             (98,443)
                                               ----------     ----------      --------         ----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    Proceeds from sale of
         stock to insiders                             -              -             -               5,051
    Proceeds from sale of
         stock to public                               -              -             -             238,086
    Proceeds from exercise
         of A warrants                                 -              -             -             208,308
    Issuance of short-term debt                        -              -             -              74,528
                                               ----------     ----------      --------         ----------
         Cash Provided BY
              Financing Activities                     -              -             -             525,973
                                               ----------     ----------      --------         ----------

NET INCREASE (DECREASE)
    IN CASH                                          -               -             -                  -

CASH, beginning of year                              -               -             -                  -
                                               ----------     ----------      --------         ----------

CASH, end of year                              $     -        $      -        $    -           $      -
                                               ----------     ----------      --------         ----------
                                               ----------     ----------      --------         ----------

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

FURNITURE AND FIXTURES
Furniture and fixtures are stated at cost and being depreciated over the estimated life of the assets. In 1989, the Company wrote down the value of the assets by $5,000 to account for obsolete telephone system and office equipment.

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

NOTE 2 - GOING CONCERN BASIS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a negative equity deficit of $(28,485) at December 31, 1995.

The Company's continuation as a going concern is dependent upon its ability to merge with another company, to generate sufficient cash flow to meet its obligations on a timely basis, to obtain financing as may be required, and to ultimately obtain profitable operations.

NOTE 3 - PUBLIC OFFERING

In July 1987 the Company completed a public offering of 30,000,000 units at $.01 per unit. Each unit consisted of one common share and three warrants (A, B, and C). The net proceeds after offering costs were $238,086. Each warrant is separately detachable and transferable from the common shares, and may be converted into common shares for prices ranging from $.02 to $.10 per share, with option periods from 12 to 24 months, respectively. As of December 31, 1987, all of the A warrants were redeemed or exercised. The exercise of the A warrants resulted in the Company receiving net proceeds of $208,308 after expenses. Redemption of all warrants may occur at a price of $.0001 per share, with 20 days written notice to warrant holders.

The Company is required to file post effective amendments to keep its original registration statement current during the warrant exercise period including extensions, if any.

NOTE 4 - STOCK OPTION PLANS

Effective April 1, 1987, the Company adopted an incentive stock option plan (ISO
Plan) for Company executives and key employees which provides that 2,000,000 shares of common stock will be reserved for issuance to employees at an exercise price of not less than the fair market value at the date of grant of the option unless such employees own 10% or more of the outstanding shares of the Company, in which case the exercise price shall be 110% of the fair market value. All shares granted shall be granted within 10 years from the date of the ISO Plan approval. All options granted must be exercised within five years of the date granted. No optionee may be granted more than $100,000 (aggregate fair market value) incommon shares unless provided for in accordance with Internal Revenue Code Regulations.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

In addition to transactions discussed throughout the notes, the following are additional related party transactions:

OFFICE RENTALS
The Company maintains its offices on a rent-free basis from a stockholder of the Company.

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

CONTRIBUTED CAPITAL
During September 1994, a stockholder contributed 7,180,909 shares of the Company's common stock to the Company. The Company subsequently canceled the shares.

COMMON STOCK ISSUABLE
1,300,000 shares of stock will be issued for debt cancellation of $37,374.

NOTE 6 - COMMITMENTS AND CONTINGENCIES, AND SUBSEQUENT EVENTS

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

DELINQUENT PAYROLL TAXES - CONTINGENT LIABILITY
In 1995, the Company wrote off the payroll tax liability of $7,750.26 in its financial statements. Management knows of no efforts to date to enforce collection of the above-mentioned payroll taxes and is uncertain about the validity of these taxes. However, there is no assurance that the taxes will be avoided, forgiven or otherwise compromised or that efforts to collect them by legal proceedings or levy will not be employed.

                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)
                                      SCHEDULES
                    FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                            ---------------------------

                            PROPERTY, PLANT AND EQUIPMENT
                                      SCHEDULE V


COLUMN A                              FOR THE YEAR ENDED DECEMBER 31, 1995
--------                       ---------------------------------------------------
Property, Plant and Equipment  COLUMN B            COLUMN C             COLUMN D          COLUMN E        COLUMN F
Schedule V                    ----------          ---------           ------------     --------------    ----------
                              BALANCE AT                                                OTHER CHANGES     BALANCE
                              BEGINNING           ADDITIONS                             ADD (DEDUCT)      AT END
CLASSIFICATION                OF PERIOD            AT COST            RETIREMENTS         DESCRIBE        OF PERIOD
--------------                ----------          ---------           ------------     --------------    ----------
Furniture and fixtures        $   13,290          $    -              $       -        $    -            $   13,290
                              ----------          ---------           ------------     --------------    ----------
                              $   13,290          $    -              $       -        $    -            $   13,290
                              ----------          ---------           ------------     --------------    ----------
                              ----------          ---------           ------------     --------------    ----------


COLUMN A                              FOR THE YEAR ENDED DECEMBER 31, 1994
--------                       ---------------------------------------------------
Property, Plant and Equipment  COLUMN B           COLUMN C             COLUMN D          COLUMN E         COLUMN F
Schedule V                    ----------          ---------           ------------     --------------    ----------
                              BALANCE AT                                                OTHER CHANGES    BALANCE
                              BEGINNING           ADDITIONS                             ADD (DEDUCT)     AT END
CLASSIFICATION                OF PERIOD            AT COST            RETIREMENTS         DESCRIBE       OF PERIOD
 --------------                ----------          ---------           ------------     -------------    ----------
Furniture and fixtures        $   13,290          $    -              $       -        $    -            $   13,290
                              ----------          ---------           ------------     --------------    ----------
                              $   13,290          $    -              $       -        $    -            $   13,290
                              ----------          ---------           ------------     --------------    ----------
                              ----------          ---------           ------------     --------------    ----------

                                            ACCUMULATED DEPRECIATION
                                        OF PROPERTY, PLANT AND EQUIPMENT



COLUMN A                              FOR THE YEAR ENDED DECEMBER 31, 1995
--------                       ---------------------------------------------------
Property, Plant and Equipment  COLUMN B           COLUMN C              COLUMN D           COLUMN E       COLUMN F
Schedule V                    ----------         ---------            ------------     --------------    ----------
                                                 ADDITIONS
                              BALANCE AT         CHARGED TO                            OTHER CHANGES     BALANCE
                              BEGINNING          COSTS AND                             ADD (DEDUCT)      AT END
DESCRIPTION                   OF PERIOD           EXPENSES            RETIREMENTS        DESCRIBE        OF PERIOD
-----------                   ----------          ---------           ------------     --------------    ----------
Accumulated Depreciation and
Amortization of
Furniture and fixtures        $    4,673          $    -              $       -        $    -            $    7,612
                              ----------          ---------           ------------     --------------    ----------
                              $    2,939          $    -              $       -        $    -            $    7,612
                              ----------          ---------           ------------     --------------    ----------
                              ----------          ---------           ------------     --------------    ----------


COLUMN A                              FOR THE YEAR ENDED DECEMBER 31, 1994
--------                       ---------------------------------------------------
Property, Plant and Equipment  COLUMN B            COLUMN C             COLUMN D          COLUMN E        COLUMN F
Schedule V                    ----------          ---------           ------------     --------------    ----------
                                                  ADDITIONS
                              BALANCE AT          CHARGED TO                            OTHER CHANGES     BALANCE
                              BEGINNING           COSTS AND                             ADD (DEDUCT)      AT END
DESCRIPTION                   OF PERIOD           EXPENSES            RETIREMENTS         DESCRIBE        OF PERIOD
-----------                   ----------          ---------           ------------     --------------    ----------
Accumulated Depreciation and
Amortization of
Furniture and fixtures        $    2,939          $    -              $       -        $    -            $    2,939
                              ----------          ---------           ------------     --------------    ----------
                              $    2,939          $    -              $       -        $    -            $    2,939
                              ----------          ---------           ------------     --------------    ----------
                              ----------          ---------           ------------     --------------    ----------


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRO QUEST, INC.




Date:         March 31, 1997      By:  /s/ STEPHEN G. PETRUCCI
                                  ----------------------------
                                   Stephen G. Petrucci
                                   President (CEO)



Date:         March 31, 1997      By:  /s/ DARYL K. MAC CARTER
                                  ----------------------------
                                   Daryl K. MacCarter
                                   Secretary/Treasurer


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