Form 10-K
period 1996-12-31
PRO QUEST INC
filed 1997-04-02
CIK 814153

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C.  20549

                                      FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1933

                         FOR THE YEAR ENDED DECEMBER 31, 1996

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

As of December 31, 1996, there were 111,437,450 of the registrant's Common Shares, par value $.0001 per share, outstanding.

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

    The Company has been inactive since December 31, 1988. For the fiscal year ended December 31, 1996, the Company had a net loss of $8,273 and a cumulative loss from inception of $554,163. Stockholder deficit as of December 31, 1996, was $36,758.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data for the last five (5) fiscal years ended December 31:


                                        FISCAL YEAR ENDED DECEMBER 31
    INCOME (LOSS) STATEMENT        1996     1995     1994    1993     1992
----------------------------       ----     ----     ----    ----     ----
 Revenues                            $0  $62,985       $0       $0       $0
 Cost and Expense                 8,273   14,049    1,252    2,689   10,060
 Income (Loss) from
   Continuing Operations         (8,273)  48,936   (1,252)  (2,689) (10,060)
 Income (Loss from Continuing
   Operations per Common Share        *        *        *        *        *
         BALANCE SHEET
 Current Assets                       0        0        0        0        0
 Working Capital                      0        0        0        0        0
 Total Assets                     1,205    5,877   10,551   10,551   10,551
 Total Liabilities               37,963   34,362  125,346  120,580  117,891
 Shareholders' Equity                 *        *        *        *        *
 Dividends Declared/Paid per
   Common Share                       0        0        0        0        0

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

    For the fiscal year ending December, 1996, the Company had a net loss of $8,273 which was entirely the result of accruing interest on outstanding obligations of the Company, and depreciation of equipment, and not a result of any operation(s).

     (c)  EFFECT OF INFLATION

     Inflation and changing prices do not have a significant effect on the Company since presently it has no sales revenues or business activity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Opinion of independent certified public                                      F-2
accountant as of December 31, 1996

Balance Sheets, audited, as of December 31, 1996,                            F-3
and 1995

Consolidated Statements of Operations, audited, for the                      F-4
years ended December 31, 1996, 1995, and 1994

Consolidated Statement of Stockholders' Equity                               F-5
(Deficit), audited, for the year ending December 31, 1996

Consolidated Statements of Cash Flow, audited, for the                       F-6
years ended December 31, 1996, 1995, and 1994.

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

          Name             Age       Position
          ----            ----       --------
     Stephen G. Petrucci   45   President and Director


     Daryl K. MacCarter    50   Vice President, Secretary/
                                Treasurer and Director

     John J. Crawford      47   Director


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                           PRO QUEST, INC. AND SUBSIDIARIES
                            (A DEVELOPMENT STAGE COMPANY)


                                 FINANCIAL STATEMENTS


                     YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

Schedule V   Property, Plant and Equipment                                 F-10

             Accumulated Depreciation of Property,
             Plant and Equipment                                           F-10

                          INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF PRO QUEST, INC. AND SUBSIDIARIES
DENVER, COLORADO

I have audited the accompanying consolidated balance sheets of Pro Quest, Inc. and subsidiaries (a development stage enterprise) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for each year in the three year period ended December 31, 1996, and the schedules listed in the Index. The financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

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

In my opinion, the consolidated financial statements and the schedules referred to above present fairly, in all material respects, the financial position of Pro Quest, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each year in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles in all material respects when read in conjunction with the financial statements, the information therein set forth.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses during its development stage and has limited capital that raises substantial doubt about the entity's ability to continue as a going concern.



                                   /s/ Janet Loss, C.P.A., P.C.

                                   JANET LOSS, C.P.A., P.C.
                                   CERTIFIED PUBLIC ACCOUNTANT
DENVER, COLORADO
FEBRUARY 4, 1997

                        PRO QUEST, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                        --------------------------------
                        --------------------------------


                                                           1996         1995
                                                        ----------   ----------
                                     ASSETS

PROPERTY, PLANT AND EQUIPMENT,
  at cost, net of depreciation of $12,285 and $7,612    $    1,005   $    5,677

OTHER ASSET, organization cost                                 200          200
                                                        ----------   ----------
    Total Assets                                        $    1,205   $    5,877
                                                        ----------   ----------
                                                        ----------   ----------

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
  Accrued expenses                                      $    4,449   $      848
  Notes payable to officers/directors                        3,514        3,514
  Notes payable, other                                      30,000       30,000
                                                        ----------   ----------

    Total Current Liabilities                               37,963       34,362
                                                        ----------   ----------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' (DEFICIT):
  Preferred stock, 20,000,000 shares
     authorized, $.10 par value,
     no shares issued and outstanding                         -            -
  Common stock, 800,000,000 shares
     authorized; $.0001 par value, 111,437,450
     shares issued and outstanding, respectively            11,144       11,144
  Additional paid-in capital                               467,387      467,387
  Contributed capital                                        1,500        1,500
  Common stock issuable                                     37,374       37,374
  (Deficit) accumulated during the development stage      (554,163)    (545,890)
                                                        ----------   ----------

    Total Stockholders' (Deficit)                          (36,758)     (28,485)
                                                        ----------   ----------

    Total Liabilities and Stockholders' (Deficit)       $    1,205   $    5,877
                                                        ----------   ----------
                                                        ----------   ----------


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PRO QUEST, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        --------------------------------
                        --------------------------------

                                                                                                  FROM INCEPTION
                                                                                                 (MARCH 10, 1987)
                                                                                                         TO
                                              FOR THE YEARS ENDED DECEMBER 31,                  DECEMBER 31, 1996
                                      -------------------------------------------------         -----------------
                                          1996                1995                1994              (UNAUDITED)
                                      ------------        ------------        ------------
REVENUES:
  Interest                            $        -          $       -           $        -          $     10,269
  Other                                        -                62,985                 -                64,703
                                      ------------        ------------        ------------        ------------

                                               -                62,985                  -               74,972
                                      ------------        ------------        ------------        ------------

OPERATING EXPENSES:
  General and administrative                   -                 8,528                 -               429,421
  Business evaluations                         -                  -                    -               128,759
  Bad debt expense                             -                  -                    -                28,295
  Depreciation                               4,673               4,673                 -                12,285
  Interest                                   3,600                 848               1,252              22,575
  Write-down obsolete equipment                -                  -                    -                 5,000
  Write-off worthless securities               -                  -                    -                 2,800
                                      ------------        ------------        ------------        ------------

                                             8,273              14,049               1,252             629,135
                                      ------------        ------------        ------------        ------------

NET INCOME (LOSS)                     $     (8,273)       $     48,936        $     (1,252)       $   (554,163)
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------

NET (LOSS) PER SHARE                  $         (*)       $         (*)       $         (*)       $         (*)
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                   111,437,450         111,437,450         119,611,423         137,120,270
                                      ------------        ------------        ------------        ------------
                                      ------------        ------------        ------------        ------------


*Less than $.01 per share


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PRO QUEST, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                -------------------------------------------------
                -------------------------------------------------

                                                                 ADDITIONAL                     (DEFICIT)
                                                              PAID-IN CAPITAL                  ACCUMULATED
                                        COMMON STOCK                AND           COMMON        DURING THE       TOTAL
                                ---------------------------     CONTRIBUTED        STOCK       DEVELOPMENT   STOCKHOLDERS'
                                 SHARES             AMOUNT        CAPITAL         ISSUABLE         STAGE        (DEFICIT)
                                -----------     -----------    -------------    -----------    ------------  --------------
Balance, January 1995           111,437,450     $    11,144    $   468,887      $        0     $  (594,826)  $  (114,795)

130 shares stock issuable,
for common stock par value of
$130 and additional paid-in-
capital of $37,244                     -               -              -             37,374            -           37,374

Net income for the year ended
December 31, 1995                      -               -              -               -             48,936        48,936
                                -----------     -----------    -----------      ----------     -----------   -----------

Balance, December 31, 1995      111,437,450     $    11,144    $   468,887      $   37,374     $  (545,890)  $   (28,485)

Net (loss) for the year ended
December 31, 1996                      -               -              -               -             (8,273)       (8,273)
                                -----------     -----------    -----------      ----------     -----------   -----------

Balance, December 31, 1996      111,437,450     $    11,144    $   468,887      $   37,374     $  (554,163)  $   (36,758)
                                ------------    ------------   -------------    -----------    ------------  ------------
                                ------------    ------------   -------------    -----------    ------------  ------------



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PRO QUEST, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                             FROM INCEPTION
                                                                                            (MARCH 10, 1987)
                                                                                                   TO
                                                    FOR THE YEARS ENDED DECEMBER 31,        DECEMBER 31, 1996
                                                ------------------------------------------  -----------------
                                                   1996           1995            1994         (UNAUDITED)
                                                ----------     -----------     ----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss)                                 $   (8,273)    $    48,936     $   (1,252)    $   (554,163)
     Noncash expenses included in net (loss):
        Depreciation                                 4,673           4,673            -             12,285
        Stock issued for services                      -               -              -             32,100
        Write off bad debt                             -           (62,985)           -            (62,985)
        Write off worthless securities                 -               -              -              2,800
        Write off equipment                            -               -              -              5,000
        Bad debt expense                               -               -              -             26,045
        Changes in:
           Other current assets                        -               -              -             (1,045)
           Accounts payable                            -           (21,472)           -             43,595
           Accrued expenses                          3,600             848          1,252           38,838
           Notes Payable, other                        -            30,000            -             30,000
                                                ----------     -----------     ----------     ------------
           Cash (Used) in
           Operating Activities                 $      -       $       -       $      -       $   (427,530)
                                                ----------     -----------     ----------     ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of furniture and fixtures                -               -              -            (18,693)
     Investment in subsidiary                          -               -              -             (2,800)
     Organization costs                                -               -              -               (200)
     Issuance of note receivable                       -               -              -            (25,000)
     Advances to officer                               -               -              -            (51,750)
                                                ----------     -----------     ----------     ------------
        Cash (Used) in
           Investing Activities                        -               -              -            (98,443)
                                                ----------     -----------     ----------     ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Proceeds from sale of
        stock to insiders                              -               -              -              5,051
     Proceeds from sale of
        stock to public                                -               -              -            238,086
     Proceeds from exercise
        of A warrants                                  -               -              -            208,308
     Issuance of short-term debt                       -               -              -             74,528
                                                ----------     -----------     ----------     ------------
        Cash Provided by
           Financing Activities                        -               -              -            525,973
                                                ----------     -----------     ----------     ------------

NET INCREASE (DECREASE)
     IN CASH                                           -               -              -                -

CASH, beginning of year                                -               -              -                -
                                                ----------     -----------     ----------     ------------

CASH, end of year                               $      -       $       -       $      -       $        -
                                                ----------     -----------     ----------     ------------
                                                ----------     -----------     ----------     ------------


     SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Notes payable and accrued interest of $51,685 were assumed by the president for repayment of advances during 1988.Common stock was redeemed for $3,514 in notes payable during 1994.



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PRO QUEST, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        -----------------------------
                        -----------------------------

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

                       PRO QUEST, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        -----------------------------
                        -----------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ORGANIZATION COSTS
Organization costs will be amortized over a period of five years commencing in the month when operations begin.

NOTE 2 - GOING CONCERN BASIS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a negative equity deficit of $(36,758) at December 31, 1996.

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

                       PRO QUEST, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        -----------------------------
                        -----------------------------

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

                        PRO QUEST, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                    SCHEDULES
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                  --------------------------------------------
                  --------------------------------------------

                          PROPERTY, PLANT AND EQUIPMENT
                                   SCHEDULE V

COLUMN A                           FOR THE YEAR ENDED DECEMBER 31, 1996
--------                          --------------------------------------
PROPERTY, PLANT AND EQUIPMENT      COLUMN B       COLUMN C      COLUMN D     COLUMN E           COLUMN F
SCHEDULE V                        ----------     -----------   ---------     --------          ----------
                                  BALANCE AT                              OTHER CHANGES         BALANCE
                                   BEGINNING      ADDITIONS                ADD (DEDUCT)          AT END
CLASSIFICATION                     OF PERIOD       AT COST    RETIREMENTS    DESCRIBE          OF PERIOD
--------------                    ----------     -----------  -----------    --------          ----------
FURNITURE AND FIXTURES            $   13,290     $       -     $     -       $    -            $   13,290
                                  ----------     -----------   ---------     --------          ----------

                                  $   13,290     $       -     $     -       $    -            $   13,290
                                  ----------     -----------   ---------     --------          ----------
                                  ----------     -----------   ---------     --------          ----------


COLUMN A                           FOR THE YEAR ENDED DECEMBER 31, 1995
--------                          --------------------------------------
PROPERTY, PLANT AND EQUIPMENT      COLUMN B       COLUMN C      COLUMN D     COLUMN E           COLUMN F
SCHEDULE V                        ----------     -----------   ---------     --------          ----------
                                  BALANCE AT                              OTHER CHANGES         BALANCE
                                   BEGINNING      ADDITIONS                ADD (DEDUCT)          AT END
CLASSIFICATION                     OF PERIOD       AT COST    RETIREMENTS    DESCRIBE          OF PERIOD
--------------                    ----------     -----------  -----------    --------          ----------
FURNITURE AND FIXTURES            $   13,290     $       -     $     -       $    -            $   13,290
                                  ----------     -----------   ---------     --------          ----------

                                  $   13,290     $       -     $     -       $    -            $   13,290
                                  ----------     -----------   ---------     --------          ----------
                                  ----------     -----------   ---------     --------          ----------


                             ACCUMULATED DEPRECIATION
                         OF PROPERTY, PLANT AND EQUIPMENT

COLUMN A                           FOR THE YEAR ENDED DECEMBER 31, 1996
--------                          --------------------------------------
PROPERTY, PLANT AND EQUIPMENT      COLUMN B                                  COLUMN E           COLUMN F
SCHEDULE VI                       ----------                                 --------          ----------

                                  BALANCE AT                              OTHER CHANGES         BALANCE
                                   BEGINNING                               ADD (DEDUCT)          AT END
DESCRIPTION                        OF PERIOD       EXPENSES   RETIREMENTS    DESCRIBE          OF PERIOD
-----------                        ---------     -----------  -----------    --------          ----------
ACCUMULATED DEPRECIATION AND
AMORTIZATION OF                   $    7,612     $   4,673     $     -       $    -            $   12,285
                                  ----------     ---------     ---------     --------          ----------
FURNITURE AND FIXTURES
                                  $    7,612     $   4,673     $     -       $    -            $   12,285
                                  ----------     ---------     ---------     --------          ----------
                                  ----------     ---------     ---------     --------          ----------


COLUMN A                           FOR THE YEAR ENDED DECEMBER 31, 1995
--------                          --------------------------------------
PROPERTY, PLANT AND EQUIPMENT      COLUMN B       COLUMN C      COLUMN D     COLUMN E           COLUMN F
SCHEDULE VI                       ----------     ---------     ---------     --------          ----------
                                   ADDITIONS
                                  BALANCE AT     CHARGED TO                OTHER CHANGES         BALANCE
                                   BEGINNING     COSTS AND                  ADD (DEDUCT)         AT END
DESCRIPTION                        OF PERIOD      EXPENSES     RETIREMENTS   DESCRIBE           OF PERIOD
-----------                       ----------     ---------     -----------   --------          ----------
ACCUMULATED DEPRECIATION AND
AMORTIZATION OF                   $    2,939     $   4,673     $     -       $    -            $    7,612
                                  ----------     ---------     ---------     --------          ----------
FURNITURE AND FIXTURES
                                  $    2,939     $   4,673     $     -       $    -            $    7,612
                                  ----------     ---------     ---------     --------          ----------
                                  ----------     ---------     ---------     --------          ----------

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